Form 10-K/A
period 1995-11-04
CHIC BY H I S INC
filed 1996-05-07
CIK 895519

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________


                                FORM 10-K/A
                             (Amendment No. 1)


   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended November 4, 1995
   Commission file number 1-11722

                        CHIC BY H.I.S, INC.
      (Exact name of registrant as specified in its charter)

            Delaware                                     13-3494627
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

    1372 BROADWAY, NEW YORK, NEW YORK                       10018
(Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code: (212) 302-6400

          Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                       ON WHICH REGISTERED

              Common Stock                      New York Stock Exchange, Inc.
             $0.01 par value

       Securities registered pursuant to Section 12(g) of the Act:  NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X    No

  Indicate by check mark if  disclosure  of  delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

  As of May 6, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $42,055,387 based upon the closing market price of a share of Common Stock on the New York Stock Exchange as reported by the Wall Street Journal.

  As of May 6, 1996, the registrant had 9,753,868 shares of Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

  (1) Portions of the registrant's Annual Report to Stockholders for the fiscal year ended November 4, 1995 are incorporated by reference into Parts I and II hereof.

  (2) Portions of the registrant's Proxy Statement, which has been filed with the Securities and Exchange Commission, for the Annual Meeting of Stockholders to be held on March 15, 1996 are incorporated by reference into Part III hereof.

                                  PART I
ITEM 1.  BUSINESS

GENERAL

     Chic by H.I.S, Inc. (the "Company") was incorporated in Delaware in December 1988 under the name Henry I. Siegel Holding Corp. and changed its name to Chic by H.I.S, Inc. on December 15, 1992. All references herein to the "Company" include Chic by H.I.S, Inc. and its domestic and foreign subsidiaries unless otherwise indicated by the context.

     The Company designs, manufactures and markets moderately priced, basic style, cotton denim jeans, casual pants and shorts for women, girls, men and boys, which are sold throughout the United States principally through mass merchandisers. The Company also markets similar apparel in Europe, primarily in Germany. In the United States, women's and girls' jeans and casual pants are generally marketed under the CHIC<reg-trade-mark> brand name, and men's and boys' jeans and casual pants are generally marketed under the H.I.S <reg-trade-mark> brand name, while in Europe all of the Company's apparel is sold under the H.I.S brand name.

     The Company also licenses the use of its trademark, primarily the CHIC brand name, to manufacturers of a variety of products that the Company does not manufacture, including women's sportswear, intimate apparel, accessories, hosiery and footwear. Many of these products are sold by the same retailers that sell the Company's products and are generally promoted at the retail level in a manner that complements the Company's products. In the United States, the Company sells its apparel primarily to mass merchandisers. The Company's marketing and advertising strategy emphasizes the quality, comfortable fit and competitive pricing of its jeans and pants. The Company believes that its ability to respond quickly to its domestic customers' needs, as a result of its exclusively domestic sourcing and manufacturing operations and its state-of-the-art ordering, inventory and management information systems, gives it an advantage over many of its competitors, particularly those which import finished goods. The Company's excellence in servicing mass merchandisers has been recognized by industry-wide awards and, in the opinion of management, is an important asset in maintaining and broadening its business.

     Information with respect to sales, operating income and identifiable assets attributable to each of the Company's geographic areas appears in Note 10 of Notes to Consolidated Financial Statements on page 31 of the Company's Annual Report to Stockholders for the fiscal year ended November 4, 1995 (the "Annual Report to Stockholders") and is incorporated herein by reference.

UNITED STATES OPERATIONS

     The effects of the United States recession, which began in fiscal 1990, were also apparent in fiscal 1991 as United States sales decreased. United States sales increased during fiscal 1992 primarily as a result of greater sales to major mass merchandiser customers, which generally gained market share in the jeans market relative to other retailers, and an improving United States economy. During fiscal 1993, United States sales remained relatively constant. During fiscal 1994, United States sales increased primarily due to increased advertising. During fiscal 1995, United States sales remained relatively constant.

APPAREL

WOMEN'S AND GIRLS' JEANS

     The Company's principal product line is women's and girls' jeans marketed under the CHIC and CHIC KIDS brand names, respectively, and other brand names owned by the Company, including SUNSET BLUES<reg-trade-mark>. Based upon the report, dated October 16, 1995, which was prepared by Leo J. Shapiro & Associates for Discount Store News, the Company believes that its women's jeans were the best selling women's jeans to mass merchandisers in the United States in 1995. The Company's jeans are available in a variety of finishes, such as prewashed and stone washed. By altering the laundry time and ingredients used in the finishing process, the Company is able to produce various colors and shades in denim products.

     The Company was the originator of "proportioned to fit" jeans for women, which it introduced in 1975. The Company's women's and girls' jeans are designed to provide a more comfortable fit by tailoring their measurements to a woman's or girl's height in addition to her waist size. Each size is offered for sale in a variety of inseam lengths. Women's and girls' jeans are available in a relaxed fit, slim fit and classic fit.

     CHIC jeans are offered in four general size categories: CHIC misses is offered in sizes 2 to 20 in petite, average and tall lengths; CHIC juniors is offered in sizes 1 to 15 in petite, average and tall lengths; CHIC plus is offered in sizes 18 to 26 in petite and average lengths; and CHIC KIDS is offered in sizes 7 to 14 for young girls.

     Currently, the Company's women's jeans are generally priced to sell at retail for between $15.88 and $24.99, with most products priced to sell at retail for $19.99. The Company's girls' jeans are generally priced to sell at retail for between $15.99 and $17.99.

WOMEN'S AND GIRLS' CASUAL PANTS AND SHORTS

     The Company markets women's casual pants and shorts under the CHIC brand name and girls' casual pants and shorts under the CHIC KIDS brand name. The Company's casual pants are available in the same "proportioned to fit" sizes as CHIC jeans. The Company believes that CHIC pants have the same advantages as CHIC jeans in terms of fit, quality and value. Casual pants are generally more fashion-oriented and are more susceptible than basic jeans to changing consumer preferences. The Company's two primary casual pant styles, the "CHIC
Spectator" which is made of 100% cotton wrinkle resistant, and the "CHIC Schooners," which is all-cotton, are both basic design casual pants.

     Currently, the Company's women's casual pants are generally priced to sell at retail for between $17.99 and $22.99, with most products priced to sell at retail for $19.99. The Company's women's casual shorts are generally priced to sell at retail for between $12.99 and $15.99; girls' casual pants are generally priced to sell at retail for between $13.99 and $17.99; and girls' casual shorts are generally priced to sell at retail for between $9.99 and $12.99.

WOMEN'S AND GIRLS' JEAN SHORTS

The Company markets women's and girls' jean shorts under the CHIC and CHIC KIDS brand names, respectively. Traditional five-pocket jean shorts constitute the Company's core product in this line. The Company complements this basic product with jean shorts that are slightly more fashion-oriented. Currently, the Company's women's jean shorts are generally priced to sell at retail for between $14.99 and $19.99. The Company's girls' jean shorts are generally priced to sell at retail for between $14.99 and $18.99.

MEN'S AND BOYS' JEANS AND JEAN SHORTS AND MEN'S CASUAL PANTS AND SHORTS

The Company markets men's and boys' jeans and jean shorts and men's casual pants and shorts under the H.I.S brand name. The Company offers its men's and boys' apparel in a broad range of sizes, colors, fabrics and finishes. All of the men's and boys' five-pocket jeans manufactured by the Company are available in two styles: a relaxed fit and a classic fit. The Company offers men's jeans in 38 different sizes by waist and inseam length. Boys' jeans are offered in sizes 8 to 18 in regular fit and slim fit.

The Company's line of men's casual pants is marketed under the H.I.S label and is available in casual, classic and basic styles that are generally more fashion-oriented and are more susceptible than its men's or boys' jeans to changing consumer preferences.

Currently, the Company's men's jeans are generally priced to sell at retail for between $17.99 and $24.99, with most products priced to sell at retail for $19.99; boys' jeans are generally priced to sell at retail for between $14.99 and $17.99; jean shorts are generally priced to sell at retail for between $15.99 and $17.99; casual pants are generally priced to sell at retail for between $19.99 and $21.99; and casual shorts are generally priced to sell at retail for between $13.99 and $17.99.


SALES AND DISTRIBUTION

During fiscal 1995, the Company sold its products to more than 5,000 retailers, which the Company believes operate over 16,000 stores in the United States. Most of the Company's sales in fiscal 1995 were made to mass merchandisers and the remainder were made primarily to department and specialty stores. Sales of the CHIC and H.I.S product lines to the Company's two largest accounts, Kmart Corporation and Target, accounted for approximately 50.3% of United States sales.

Sales are made primarily through the Company's full-time sales force and also through showrooms and trade shows, with an emphasis on selling to mass merchandisers. The Company has a direct sales force, which includes individuals located in the Company's New York City showroom as well as showrooms in Los Angeles, Chicago, Dallas and other locations. The Company pays only sales commissions to its salespeople. Although the Company pays a base salary to its regional sales managers, a portion of the income of such managers is in the form of incentive bonuses, traditionally based on increases in the Company's sales. Each salesperson is equipped with a personal computer that has a direct satellite linkup with the mainframe located in the Company's executive offices, which allows each salesperson to access readily various types of information such as product availability. The Company maintains its principal showroom in New York and additional showrooms in Chicago, Dallas and Los Angeles to service regional markets. Each showroom is staffed by local sales representatives.

The Company currently operates eight retail stores in Tennessee and Kentucky that sell seconds and closeouts of CHIC and H.I.S brand merchandise, including licensed products which accounted for 7/10ths of 1% of the corporate consolidated net sales in fiscal 1995. At the present time, the Company does not intend to increase significantly the number of its retail stores.

The Company's warehouse and distribution center facility is located in Bruceton, Tennessee. All sewn goods are shipped from the Company's fifteen assembly plants to Bruceton by the Company's own fleet of tractors and trailers and are then washed, either at the Company's facilities or an outside launderer, pressed, warehoused and distributed to the Company's customers throughout the United States.




Substantially all of the Company's sales in the United States and Europe are to retailers. For the year ended November 4, 1995, sales to two major customers (with sales in excess of 10% of total sales) approximated 23.2% and 14.0% of consolidated net sales on an individual basis. For the year ended November 5, 1994, sales to two major customers approximated 22.3% and 12.8% on an individual basis. For the year ended November 6, 1993, two major customers accounted for approximately 15.1% and 11.6% of total sales on an individual basis. The receivables from the two major customers at November 4, 1995 represent approximately 43.1% of the total accounts receivable balance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company reviews a customer's credit history before extending credit. An allowance for possible losses is established based upon factors surrounding the credit risk of specific customers, historical trends and other information.


MARKETING, ADVERTISING AND PROMOTION

The Company advertises its products nationwide through television and print media. The Company's advertising strategy emphasizes the quality, comfortable fit and competitive pricing of its jeans and pants. At the national level, the Company's advertising is image oriented. Television commercials promote the CHIC name and are designed to create a personality for the brand. The Company believes that such strategy has enabled CHIC to become a nationally recognized brand name for women's apparel.

Consumer advertising for the Company's CHIC line of products is done primarily through network and cable television and, to a lesser extent, magazines. National television advertisements are generally run during the fall back-to-school, spring and Christmas selling seasons. Print advertising of the CHIC line consists primarily of spreads in magazines oriented toward women. The Company's advertising of its H.I.S line has been accomplished primarily through the use of print advertising. The Company has begun to place H.I.S advertisements in major national magazines that generally appeal to male readers. The Company targets women in the 18-49 age group for its CHIC brand women's products, with and emphasis on the 18-34 age group, and targets men in the 18-49 age group for its H.I.S brand men's products. The Company believes that consumers of its products are generally in the moderate-income bracket.

The Company supplements its national advertising campaign through the use of cooperative advertising in radio and newspaper media, in which the Company's products are among those featured by various retailers in their advertisements. Under the Company's cooperative advertising program, which is generally standard in the industry, the Company will match up to two percent of the store's total purchases from the Company during the preceding semi-annual period. In addition, the Company advertises to retailers through print advertisements in a variety of trade magazines and newspapers.

The Company is seeking a larger share of the domestic mass merchandise market for its men's and boys' jeans under the H.I.S brand name. To attain such increase, the Company has allocated a larger portion of its increased total advertising budget to the H.I.S brand.

The Company believes that there are opportunities for increasing the Company's share of the mass merchandise market for men's jeans in the United States, which the Company believes is substantially larger than the market for women's jeans. Based on its reputation as a reliable supplier of branded women's jeans and its previous history as a manufacturer of men's jeans and other apparel under the H.I.S brand name, the Company believes that opportunities exist to penetrate further the mass merchandise and specialty store market for men's jeans. The Company has begun to focus on selling men's jeans to the same mass merchandisers and specialty stores that carry CHIC women's jeans. The Company anticipates that there will be a positive correlation between an increase in advertising and an increase in sales, but there can be no assurance that the Company will realize its objective of increasing its share of the men's and boys' jeans market, which is highly competitive and in which the Company currently has only a limited presence.

The Company works with retailers to provide custom displays to stores. The Company provides to its customers, free of charge, a variety of point of sale display materials such as signs, size markers, graphics, in-store posters, photographs and other visual supports.


PRODUCT DESIGN

The Company's two in-house merchandising groups develop jeans and casual pants product lines, respectively, including the pricing and packaging for each line. The merchandising groups interpret market trends by visiting retail stores throughout the United States and Europe, attending trade shows, working with textile mills and retailers and conducting market research. The Company also researches and tests denim finishes in its Bruceton laundry facility in order to develop new wash finishes to add to the Company's product mix.

After the merchandising groups have researched the retail market and domestic fabric market, consulted with the various fashion and color forecasting services to which the Company subscribes and decided on the details to be incorporated into the new lines, prototype samples, fit, colors and packaging are developed in the New York office. The prototypes are then sent to the Company's main manufacturing facility in Bruceton, Tennessee, which produces a manufactured sample.

In keeping with the Company's emphasis on a quality fit, the garment has several fit evaluations using a professional fit model from prototype stage to a finished manufactured garment. The samples produced in Tennessee are evaluated for fit, color and finish and then sent to the sales force to display to prospective customers. When the garment has been sold and the first production run of garments is produced, a full size range is sent to New York where the garment is fitted on models of various sizes to allow the merchandisers to make any final adjustments that may be needed to improve the fit and appearance of the new lines for different body types.


MANUFACTURING AND RAW MATERIALS

The Company performs all phases of the manufacturing process in converting raw materials into finished goods. The Company believes that it is the only major manufacturer of moderately priced jeans in the United States to purchase all of its raw materials domestically and to manufacture all of its products domestically. Consequently, the Company enjoys a shorter lead time in filling orders than is usually associated with competitors that rely on imports of finished goods or offshore manufacturing processes.

The Company currently buys finished fabric in bulk from domestic suppliers and generally has no supply contracts with terms longer than three months. The Company believes that through its domestic suppliers it is able to obtain good quality materials in a timely manner at competitive prices. During fiscal 1995, the Company purchased approximately 39.2% of its raw materials from two suppliers, which were the only companies supplying more than 10% of the Company's raw materials during fiscal 1995. The Company maintains a portion of its inventories in commodity raw materials, which consist mainly of cotton fabrics, including denim and twills. These raw materials, the Company believes, are readily available from numerous domestic and foreign sources. Although the Company relies heavily on certain suppliers for its raw material needs, the Company believes that the loss of any one source of raw materials, though no such loss is presently anticipated, would not have a material adverse effect on its business since many other alternative, comparable sources are readily available.


     The Company operates manufacturing facilities in Tennessee, Alabama, Kentucky and Mississippi. The Company believes that its current production facilities are sufficient to permit it to respond to any increases in output in the foreseeable future.

     With its manufacturing systems, which the Company believes are state-of-the-art, the Company is usually capable of converting raw material into a finished garment and delivering such garment to the retailer within three weeks from the date the Company receives the retailer's order as compared to importers, which the Company believes generally take eight to ten weeks from the date of order to delivery of a finished garment to the retailer. The Company's facilities and systems, together with exclusively domestic sourcing of fabric and other raw materials, enable it to adapt to changing consumer preferences quickly and to respond swiftly to customer orders. In addition, by reducing the time needed to manufacture a finished garment, the Company is able to keep inventory at minimal levels. By limiting inventory and avoiding many of the shipping and warehousing costs faced by importers, the Company believes that it is currently able to offset any benefits it would derive from reduced labor costs were it to manufacture in foreign countries for the United States market. Although the Company currently has no plans to manufacture in foreign countries for the domestic market, as new opportunities arise for manufacturing in foreign countries for the domestic market (either through subcontractors or owning facilities), the Company intends to evaluate the possible advantages and disadvantages of manufacturing in foreign countries. The Company is currently evaluating the feasibility of establishing manufacturing operations in Mexico and/or the Dominican Republic in light of the passage of the North American Free Trade Agreement in 1994.

     The Company generally cuts fabric only after receiving confirmed purchase contracts from customers. Each contract is for a specified amount of product at a specified price and usually provides for several preliminary, staggered delivery dates. Customers then place specific orders for delivery against such contract. By manufacturing in response only to a confirmed purchase contract, the Company is able to determine its finished inventory needs in advance of such delivery dates so as to be able to respond quickly to a customer's order and at the same time minimize its finished inventory risk. Occasionally, based on agreements with customers, preliminary delivery dates are extended. The postponement of a delivery date may cause the Company to lose sales it otherwise might have made to the customer for the period during which delivery is eventually made. Should a delivery date be postponed, the Company is often able to arrange with its suppliers to delay delivery of raw materials the Company has ordered. The Company has never lost a material sale due to its inability to deliver goods on time.

     The Company uses its own fleet of tractors and trailers to pick up raw materials from its suppliers and transport such raw materials to the Company's central manufacturing headquarters in Bruceton, Tennessee. In Bruceton, the fabric is cut and trimmed and then shipped by the Company's fleet to one of the Company's ten assembly plants where the garments are sewn. Assembled garments are then returned to Bruceton by the Company's fleet for laundry processing, final finishing and pressing.


EUROPEAN OPERATIONS

     In Europe, where mass merchandisers have limited market share, the Company's H.I.S brand jeans are sold primarily through department stores and mail order catalogs. Most of the Company's sales in Europe are made in Germany. In fiscal 1989, the Company focused on a more basic line of products which were priced to afford the retailer a higher profit margin. European sales in fiscal 1990 and fiscal 1991 continued to increase as a result of the new pricing strategy and market opportunities created by German reunification. The unusually high demand for H.I.S products created in fiscal 1991 by expansion of the German market as a result of the reunification, however, was not duplicated in fiscal 1992 and, aggravated by a weakening German economy, resulted in decreased sales volume. Primarily as a result of increased advertising, European sales increased in fiscal 1993, fiscal 1994, and fiscal 1995.

     The Company markets women's and men's jeans and casual pants under the H.I.S brand name primarily in Germany and, to a lesser extent, Austria and Switzerland, as well as other European countries. As in the United States, the Company's core business in Europe is basic, five-pocket denim jeans. The Company believes that its jeans were the best selling women's jeans in Germany during fiscal 1995.

     In Eastern Europe, the Company has licensing agreements permitting third parties to manufacture and market H.I.S brand jeans in the Czech Republic, Slovakia and Hungary, where the Company currently does not market on a direct basis. In the Czech Republic, the Company has a production manager on-site to supervise the local manufacture of jeans by its licensee for export to the Company for sale in Germany as well as for sale, pursuant to a licensing agreement, under the H.I.S brand name in the Czech Republic. The Company believes that H.I.S brand jeans were the best selling jeans in the Czech Republic in fiscal 1994 and 1995.

     The Company believes that in many European countries basic jeans, such as those manufactured by the Company, are perceived to be a fashion item as well as a basic, functional product and are therefore worn in a broader range of settings than in the United States, which contributes to a high level of demand for jeans in Europe. The Company believes that approximately 50 million pairs of women's and men's jeans are sold in Germany alone each year, and that approximately one-half of such jeans sold do not bear a recognized brand name. Due to their fashion versatility and the absence of mass merchandisers and discount retailers, jeans are priced much higher, in relative terms, at the retail level in Europe than in the United States.

     The Company's European headquarters are located in Garching, Germany (outside of Munich), where the Company has its own staff of merchandising, sales, production, management and finance personnel. The Company does not own any manufacturing facilities in Europe, but currently has long-term agreements with approximately ten manufacturers in the Czech Republic, Germany, Greece, Italy, Malta, Portugal, Tunisia and Turkey, where the Company believes quality products can be manufactured at competitive prices. Due to the large number of manufacturers, the Company believes that the termination of any existing contract would not have a material adverse effect on its operations. All of the raw materials used to assemble the jeans and pants are purchased by the Company in Europe and are readily available from numerous suppliers. Raw materials are shipped to subcontractors in foreign countries for assembly. Finished goods are shipped by the subcontractors to the Company's distribution center in Garching, Germany for washing, finishing, warehousing and then shipment to the Company's customers.

     Most European customers are traditional department stores such as Kaufhof AG, Mac Fash TextilHandels-GessellschaftmbH, Hertie Waren-und Kaufhaus GmbH, Horten AG and specialty stores such as Leffers AG and Peek & Cloppenburg KG in Germany. Other significant customers include German-based Otto Versand GmbH & Co., the world's largest mail-order firm, and Quelle, Europe's largest mail-order firm, as well as Spar Osterreichische Warenhandels-AG (Hervis Modekaufhaus GmbH), one of the largest retail operations in Austria.

     The Company employs a merchandising staff that creates styles and selects fabrics designed to meet the demands of the European consumer. Twenty commissioned salespersons service approximately 2,000 retail accounts and mail-order houses. The Company's European advertising is aimed at men and women between the ages of 16 and 39 through television and print media.

     It is not possible to predict accurately the effect that the continued elimination of trade barriers among members of the European Union will have on the Company's operations in Europe. The Company considers other Western
European countries, such as the United Kingdom, France and Italy, to be extremely competitive markets and does not anticipate that it will seek to expand sales significantly in such countries.

CENTRAL OFFICE AND COMPUTER SYSTEM

     The Company maintains its principal executive offices in New York City from which it provides its department managers with integrated information with respect to inventory, production, manufacturing and distribution operations as well as financial matters. The Company believes that it has a state-of-the-art computer information system, substantially all of the software for which was developed internally. This sophisticated system allows the Company's salespeople to enter sales orders electronically. Many large customers submit their orders directly to the Company over an electronic data interchange system via satellite. Such linkups allow the Company to process customer orders quickly, reducing the lead time between orders and deliveries.

     Major customers customarily place confirmed purchase contracts for a total unit quantity by price, style and delivery date. Through point of sale data collection devices, many of these customers monitor their sales to consumers and report directly to the Company their over-the-counter level of sales as well as the desired inventory levels they wish to maintain at their individual stores. On a weekly basis the Company receives information as well as detailed shipment orders for each of the stores of such customers. These detailed store orders are designed to replenish the inventory levels of the individual retail stores, which the Company is generally able to do in five to eight business days.

     The Company also receives on a daily basis orders taken by its sales force. These orders are electronically transmitted to the Company by members of the sales force through their own computer terminals which are connected to the Company's main computer system via satellite. Such orders are then electronically reviewed for style, color, size, creditworthiness and requested delivery dates. If the results of such reviews are satisfactory, the orders are considered to be confirmed purchase contracts and are added to backlog.

     The computer system allows the Company to monitor production in real time, so that the location and status of every cut and production plan in every factory is known at any moment in time. In the highly competitive apparel industry, the Company believes that its "just-in-time" ability to respond quickly to customer demand gives it a significant advantage over many of its competitors, especially with respect to mass merchandisers.

LICENSING

     Pursuant to approximately 30 license agreements between the Company and various manufacturers, such manufacturers produce and market, mostly under the CHIC name, a variety of products. These products include sportswear, such as knit and woven tops and sweaters; fleece activewear; intimate apparel, such as foundations, daywear, sleepwear and underwear; accessories, such as handbags, small leather goods, totes, backpacks, costume jewelry and belts; hosiery, such as socks, sheers and tights; and athletic and casual footwear. Most of these products complement apparel products marketed by the Company.

     The Company began licensing its trademarks in fiscal 1989. Licensing revenues have increased from approximately $0.8 million in fiscal 1990, the first full year of licensing operations, to approximately $5.8 million in fiscal 1995.

     The current license agreements expire on various dates through 1999. Many of the agreements, however, permit the licensee to renew its agreement, subject to certain conditions, prior to expiration, generally for an additional three-year period. The majority of the agreements require that licensees pay a specified guaranteed minimum royalty to the Company at the beginning of each quarter during the term of the licensing agreement and then pay a certain percentage (generally five percent) of the licensee's net sales of products bearing a trademark licensed by the Company. Such payments are due within 30 days after the end of each quarter, against which amount the guaranteed royalty is deducted. Generally, each licensee is required to spend specified amounts for advertising and promotion of the licensed products and most licensees offer a matching cooperative advertising plan to retailers for advertising in weekly circulars that are used by some retailers to advertise sale items. The Company has received no indication from its licensees that they intend to terminate their licensing agreement with the Company prior to its expiration.

     The Company's strategy is to identify market leaders in their respective fields who will generate increased sales over an extended period of time and entrench the brand names in key categories. The Company often consults with its largest customers to identify and evaluate potentially suitable licensees. In evaluating a potential licensee, the Company considers the experience, financial stability, manufacturing performance and marketing ability of the potential licensee. It also evaluates the marketability of the products proposed to be licensed and the compatibility of such products with other products manufactured or licensed by the Company. The Company believes that strong consumer acceptance of the CHIC name and the care that the Company uses in selecting suitable licensees have been major contributors to the success of its licensing program.

     Currently, the Company is exploring the possibility of licensing its brand names in additional categories, including licensing CHIC for use on childrenswear, bodywear, outerwear, cosmetics, luggage, swimwear and sunglasses. The Company is continuing to explore the possibilities of licensing H.I.S for use on various products such as knit and woven shirts, dress shirts, socks, underwear, outwear, activewear, swimwear and career apparel. By increasing consumer awareness of its brand names through expanded advertising of its products, and continuing to use care in selecting suitable licensees, the Company anticipates that it will be able to strengthen its licensing business. As the demand for licensed products expands, competition will increase among licensors and no assurance can be given that the Company will be able to expand or maintain its market position with respect to various licensed goods in the future. In addition, no assurance can be given that demand will continue to expand.

     The Company coordinates the efforts of its licensees in a number of ways. The Company communicates its color schemes, styling and market trends to its licensees prior to each season, presents a coordinated in-store presentation of proprietary and licensed products, and coordinates the advertising of the family of CHIC products through planned promotions.

     As a general policy matter, in the United States the Company licenses its brand names for use only on products it does not manufacture. The Company licenses the H.I.S brand name for use on jeans sold in countries where it does not market jeans itself, such as in Eastern Europe.

COMPETITION

     The apparel industry is highly competitive and characterized generally by ease of entry. Although the Company's products have been historically less sensitive to fashion trends than higher fashion lines, the apparel industry is subject to rapidly changing consumer preferences, which may have an adverse effect on the results of the Company's operations if the Company does not accurately judge such preferences. Among the factors that shape the competitive environment are quality of garment construction and design, price, fit, brand name, style and color selection, advertising and the manufacturer's ability to respond quickly to the retailer on a national basis. Customer and consumer acceptance and support are also important aspects of competition in this industry. The Company believes that its ability to market its products though its broad distribution network, which consists primarily of mass merchandisers, is important to its ability to compete. The Company also believes that its continued success will depend upon its ability to remain competitive in these areas.

     The Company competes with numerous domestic and foreign manufacturers, many of which are larger or are associated with companies with substantially greater resources than the Company. The Company faces competition in sales on both the retail and consumer level. In general, mass merchandisers limit their product selection to moderately priced products. Accordingly, the Company believes that the domestic jeans market with respect to sales to mass merchandisers is stratified by a more narrow price range than sales to consumers, who might be willing to buy products in a broader price range. Since certain retailers generally carry only moderately priced products, particularly mass merchandisers, the Company competes for sales to such retailers only with companies that market similarly priced products.

     The Company considers its significant competitive advantages to be the high consumer recognition and acceptance of the CHIC brand name and its ability to respond quickly to its customers' needs as a result of the Company's domestic manufacturing facilities and advanced computer information system.
Although brand recognition is an important element of competition in the apparel business, in the mass merchandising retail industry, brand recognition is less significant in the marketing of casual pants than in the marketing of jeans. Most mass merchandisers carry only casual pants bearing their own private label and a limited number, if any, of other brands of casual pants. Consequently, with respect to its mass merchandising customers, the Company's casual pants compete with fewer brands than its jeans.

     In Germany, Austria and Switzerland, the Company competes in a higher priced market against various European and multinational companies, including Mustang Bekleidungswerke, manufacturer of MUSTANG brand jeans, and Levi Strauss, manufacturer of LEVI'S brand jeans. The Company believes that its pricing strategy in Europe, which is to position its products in the price range below the range for Levi Strauss, along with its reputation in Europe for marketing jeans in a variety of sizes especially suited for women, distinguishes it from its competitors in Europe. Certain jeans suppliers, such as Levi Strauss, have traditionally spent more than the Company on advertising in Europe. The Company believes that increased advertising in Europe has increased the Company's market share by attracting consumers who traditionally have bought unbranded products.

BACKLOG

     The Company's backlog consists of confirmed purchase contracts. At November 4, 1995, the Company had unfilled customer orders of approximately $166.4 million of merchandise, of which approximately $128.5 million were for domestic orders and approximately $37.9 million (based on the exchange rate for the deutsche mark on November 4, 1995) were for European orders, compared to approximately $248.3 million at November 5, 1994, of which approximately $218.2 million were for domestic orders and approximately $30.1 million (based on the exchange rate for the deutsche mark on November 5, 1994) were for European orders. The Company believes that the change in backlog in the United States and Europe is attributable largely to the performance of the Company's products in over-the counter sales by its customers. Substantially all of the unfilled orders at November 4, 1995 are expected to be shipped before the end of the Company's fiscal year ending November 2, 1996. The Company believes that in the past it has shipped at least 95% of its confirmed purchase contracts. The Company has not generally experienced difficulty in filling orders on a timely basis.

SEASONALITY

     Demand for the Company's apparel products and its level of sales fluctuate moderately during the course of the calendar year as a result of seasonal buying trends. A moderate surge in sales of denim jeans and casual pants generally occurs during the fall back-to-school and Christmas holiday selling seasons (the Company's third and fourth quarter, respectively). See "Management's Discussion and Analysis of Financial Condition and Results of
Operations - Seasonality of Business-Quarterly Results." To balance these fluctuations in demand, the Company has developed competitively priced packages of jean shorts and casual shorts, which are sold primarily during the Company's first and second quarters. This enables the Company to market to the year-round apparel needs of consumers, thereby stabilizing production levels at the Company's manufacturing facilities during traditionally slower periods.

TRADEMARKS

     Several of the Company's trademarks, including CHIC and H.I.S, are registered in the United States Patent and Trademark Office. These registrations expire on various dates through 2005, subject to renewal. From time to time the Company adopts new trademarks in connection with the marketing of its products. The Company considers its trademarks to be significant assets of the Company and to have significant value in the marketing of its products.

     The Company has registered and filed applications for various trademarks, including H.I.S, which is the primary trademark used by the Company to market its products in Europe, in approximately 20 countries throughout the world, primarily Germany, Austria and Switzerland. The Company believes that these foreign trademarks constitute significant assets and are material to its European marketing operations.

EMPLOYEES

     As of November 4, 1995, the Company employed approximately 5,000 full-time people in the United States, most of whom work in Tennessee. The Company believes that it is one of the largest private employers in the State of Tennessee. As of November 4, 1995, the Company employed approximately 125 people in Germany.

     None of the Company's employees are represented by a union, and the Company has not experienced any labor disturbances during the last twelve years. The Company believes that its relationship with its employees is good.

     The Company believes that all of its manufacturing facilities are in material compliance with applicable occupational health and safety laws.

RECENT DEVELOPMENTS - SUBSEQUENT EVENTS

     In view of the decline in sales that some of the Company's customers have been experiencing, during the first quarter of fiscal 1996 the Company's factories operated on average at approximately 40% of capacity. As a result, the Company is in the process of closing its factory in Hohenwald, Tennessee and will have reduced its workforce by 943 employees by May 1, 1996 of a total of approximately 5,000 employees. In connection with the foregoing, the Company has taken a non-cash restructuring charge against earnings in the amount of $15,000,000 during the first quarter of fiscal 1996. The Company believes that these actions will result in cost savings to the Company in excess of $3,600,000 over the next 12 months. The Company will continue to monitor closely market conditions and to asses from time to time the desirability of further reductions in, or the expansion of, its production capacity.

     The Company previously announced that although it has been current with respect to all principal and interest payments under all agreements with its lenders, it breached a financial covenant set forth in paragraph 5.10 (Consolidated Fixed Charge Coverage) under its agreement with the holders of its $25 million senior notes due 2003 and $18 million senior notes due 2005, which required that the Company maintain the ratio of consolidated net earnings available for fixed charges to consolidated fixed charges of not less than 2.0 to 1.0. This breach also triggered a default under the Company's agreement with its bank lenders by virtue of a cross-default provision in that agreement. The Company has obtained waivers of these breaches under the agreements with its note holders and bank lenders and amendments to certain covenants in such agreements.

ITEM 2.  PROPERTIES

     The Company owns its principal manufacturing and distribution facilities which are located in Tennessee. The Company leases additional facilities, including its corporate headquarters and showrooms in New York City, and other offices, factories, warehouses, showrooms and retail stores in the United States, Germany, Austria and Switzerland from unrelated third parties. The Company's principal leased properties are described in the chart below.

                     PRINCIPAL OWNED AND LEASED PROPERTIES

                                      LOCATION     SQUARE FOOTAGE  OWNED/LEASED
United States
 Manufacturing and Assembly Facilities
                                       Belmont, MS        102,900       Leased
                                       Bruceton, TN       200,094        Owned
                                       Bruceton, TN       150,000        Owned
                                       Camden, TN          41,022        Owned
                                       Clinton, KY         15,600       Leased
                                       Fulton, KY          17,000       Leased
                                       Gleason,TN          53,103        Owned
                                       Hickman, KY        280,000       Leased
                                       Monticello, KY      58,000        Owned
                                       Phil Campbell, AL   48,000       Leased
                                       Saltillo, TN        48,028        Owned
                                       South Fulton, TN    70,269        Owned
                                       Tiptonville, TN     52,790        Owned
                                       Trezevant, TN       42,008        Owned
 Warehouse and Distribution            Bruceton, TN       422,087        Owned
 Showrooms                             Chicago, IL          1,242       Leased
                                       Dallas, TX           1,325       Leased
                                       Los Angeles, CA      1,350       Leased
                                       New York, NY         8,721       Leased
 Retail Stores                         Bowling Green, KY    7,200       Leased
                                       Bruceton, TN         5,500       Leased
                                       Clarksville, IN      6,420       Leased
                                       Cookeville, KY      11,200       Leased
                                       Goodlettsville, TN   5,310       Leased
                                       Louisville, KY       7,100       Leased
                                       Murfreesboro, TN     5,200       Leased
                                       Paducah, KY          5,000       Leased
 Machine Shop and Equipment Warehouse  Bruceton, TN        41,000        Owned
                                       Bruceton, TN        12,000        Owned
 Corporate Offices                     New York, NY        34,034       Leased
Europe
 Office and Warehouse                  Garching, Germany   90,000       Leased
 Showrooms                             Bergheim, Austria    2,000       Leased
                                       Berlin, Germany        600       Leased
                                       Munich, Germany      1,500       Leased
                                       Neuss, Germany       1,100       Leased
                                       Zurich, Switzerland    700       Leased

     The Company believes that its existing facilities are well maintained, in good operating condition and are adequate for its present level of operations and sufficient to accommodate any increased output for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company believes that no currently pending litigation to which it is a party will have a material adverse effect on its consolidated financial condition or results of operations.

     ENVIRONMENTAL MATTERS

     The Company believes it is in material compliance with all applicable environmental laws to which it is subject, including, among others, the Federal Water Pollution Control Act, and the Tennessee Solid Waste Disposal Act. Although the Company is unable to predict what legislation or regulations may be adopted in the future with respect to environmental protection and what their impact on the Company may be, compliance with existing legislation and regulations has not had a material adverse effect on its capital expenditures, results of operations or competitive position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this item is included under the captions "PRICE RANGE OF COMMON STOCK" and "DIVIDEND POLICY" on page 32 of the Annual Report to Stockholders and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is included under the caption "SELECTED CONSOLIDATED FINANCIAL DATA" on page 15 of the Annual Report to Stockholders and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL. From 1984, when the Company incurred debt in connection with a management buyout, until 1993, a significant portion of the Company's capital structure consisted of debt. During the three fiscal years ended November 2, 1991, cash provided by income from operations was not sufficient to pay interest requirements, necessitating further borrowings. During such period, the Company's high leverage and debt service requirements constrained its advertising and promotional budget and limited its capital expenditures. However, as a result of the elimination of approximately $100 million principal amount of debt and the accompanying reductions in interest expense during the fiscal year ended November 6, 1993, the Company was able to expand its advertising and promotional budget and believes that it now has the financial resources to respond more effectively to market opportunities. The Company believes that income generated from operations as well as funds available under its domestic and European credit facilities will be sufficient to enable the Company to continue such expanded advertising and promotional activities for at least 12 months following the date of this report.

UNITED STATES. In fiscal 1989, the Company lowered its selling prices in the United States as part of its strategy to reposition the Chic brand from the department store to the mass merchandiser market. In fiscal 1989 and through the third quarter of fiscal 1990, the Company's unit sales continued to increase significantly as a result of its new United States pricing strategy (which resulted in lower gross margins) and brand repositioning. During the fourth quarter of fiscal 1990, United States sales declined as a result of the United States recession impacted by Iraq's invasion of Kuwait, which the Company believes negatively affected consumer confidence. The effects of the United States recession which began in fiscal 1990, were also apparent in fiscal 1991 as United States sales decreased. United States sales increased during fiscal 1992 primarily as a result of greater sales to major mass merchandiser customers, which generally gained market share in the jeans market relative to other retailers, and an improving United States economy. During fiscal 1993, United States sales remained relatively constant. During fiscal 1994, United States sales increased primarily due to increased advertising. During fiscal 1995, United States sales remained relatively constant.

EUROPE. In Europe, where mass merchandisers have limited market share, the Company's H.I.S brand jeans are sold primarily through department stores and mail order catalogs. A substantial portion of the Company's sales in Europe were made in Germany. The Company has focused on a more basic line of products which, as in the United States, were priced to afford the retailer a higher profit margin. The unusually high demand for H.I.S products created in fiscal 1991 by expansion of the German market as a result of the reunification was not duplicated in fiscal 1992 and was aggravated by a weakening German economy, resulting in decreased sales volume. Primarily as a result of increased advertising, European sales increased in fiscal 1993 and fiscal 1994. In fiscal 1995, European sales increased by $21.0 million, attributed primarily to the Company's continued penetration of the market.

     The income statements of the Company's European subsidiary, which are denominated in deutsche marks, are translated into United States dollars at the average exchange rate for the period. The effect of exchange rate fluctuations did not have a material effect on operating results expressed in United States dollars.

RESULTS OF OPERATIONS. The following table sets forth selected operating data as a percentage of net sales for the periods indicated.

FISCAL YEAR                                     1993       1994    1995
- ------------------------------------------------------------------------------
Net sales
   United States                               77.5%      78.2%   73.9%
   Europe                                       22.5       21.8    26.1
- -------------------------------------------------------------------------------
   Consolidated                                100.0      100.0   100.0
Gross margin
   United States                                21.5       19.3    11.7
   Europe                                       39.4       41.4    40.3
   Consolidated                                 25.6       24.1    19.2
Licensing revenues                               1.4        1.4     1.5
Selling, general and administrative expenses    21.1       20.9    18.5
Operating income                                 5.8        4.6     2.2
Interest and finance costs                       2.7        1.0     1.6
Income before provision for income  taxes
   and  extraordinary item                       3.2        3.6      .6
Provision for income taxes                       1.3         .8      .3
Extraordinary item                              (0.3)         -       -
Cumulative effect of change in accounting
   principle                                       -         .1       -
Net income                                       1.6%       2.9%     .3%


FISCAL YEAR ENDED NOVEMBER 4, 1995 ("FISCAL 1995") COMPARED TO FISCAL YEAR ENDED NOVEMBER 5, 1994 ("FISCAL 1994")

NET SALES. Net sales for fiscal 1995 increased $21.9 million, or 6.2%, from $354.2 million for fiscal 1994 to $376.1 million. Such a small increase is directly attributable to the general decline in retail business. In fiscal 1995, United States sales increased $.9 million, or .3%, to $277.9 million. As of November 4, 1995, the Company had a total backlog of confirmed domestic purchase orders of $128.5 million, compared to $218.2 million on November 5, 1994. In fiscal 1995, European sales increased by $21.0 million, or 27.2%, to $98.2 million attributable primarily to the Company's continued penetration of the European market. As of November 4, 1995, the Company had a backlog of confirmed European purchase orders of $37.9 million, an increase of 25.9% compared to $30.1 million on November 5, 1994.

GROSS PROFIT. Gross profit for fiscal 1995 decreased $13.3 million. The Company generated sales because of outside contracted production. However, the Company was in a position where it generated sales but little gross profit. That had a negative impact on the Company's gross margin. Gross margin decreased to 19.2% from 24.1%. The decrease in the gross profit as a percentage of net sales in the United States was due primarily to contractor costs associated with increased production requirements to meet demand. European gross margin decreased from 41.4% in fiscal 1994 to 40.3% as a result of product mix.

LICENSING REVENUES. For the Company as a whole, licensing income increased $.9 million for fiscal 1995, or 18.4%, from $4.9 million for fiscal 1994 to $5.8 million for fiscal 1995. Licensing revenues generated in the United States increased by approximately $.7 million, and licensing revenues generated in Europe increased by $.2 million. The increase in licensing income was due primarily to an increase in sales by existing licensees.

SG&A EXPENSES. Selling, general and administrative expenses ("SG&A" expenses) decreased by 5.9% to $69.4 million in fiscal 1995. The decrease was primarily due to the adoption of SOP 93-7 during fiscal 1994 (See Note 1 to the consolidated financial statements).

OPERATING INCOME. Operating income decreased by 49.4% from $16.4 million for fiscal 1994 to $8.5 million for fiscal 1995. In the United States, there was substantially no operating income in fiscal 1995 as compared to $8.4 million in the previous year. The decrease was primarily due to contractor costs associated with increased production requirements to meet demand. In Europe, operating income was $8.5 million as compared to $8.0 million for the comparable period of the previous year. This increase was a result of continued penetration of the market resulting in higher sales.

INTEREST AND FINANCE COSTS. Interest and finance costs increased $2.4 million, or 64.9%, from $3.7 million for fiscal 1994 to $6.1 million for fiscal 1995 due primarily to higher levels of borrowings. At November 4, 1995, the Company had $93.5 million of outstanding debt. At November 5, 1994, outstanding debt totaled $55.5 million.

INCOME TAXES. The provision for income taxes of $1.4 million for fiscal 1995, as compared to $2.7 million for fiscal 1994, reflects the recognition of a deferred tax asset of $2.4 million attributable to the Company's domestic net operating loss carryforward (See Note 7 to the consolidated financial statements).

NET INCOME. Net income decreased 90.5% to $1.0 million in fiscal 1995, a decrease of $9.5 from net income of $10.5 million earned in fiscal 1994.

FISCAL YEAR ENDED NOVEMBER 5, 1994 ("FISCAL 1994") COMPARED TO FISCAL YEAR ENDED NOVEMBER 6, 1993 ("FISCAL 1993")

NET SALES. Net sales for fiscal 1994 increased $49.6 million, or 16.3%, from $304.6 for fiscal 1993 to $354.2 million. In fiscal 1994 United States sales increased $40.9 million, or 17.3%, from $236.0 million for fiscal 1993 to $276.9 million. The Company believes that the increase in United States sales was primarily attributable to increased advertising. The combined effects of increased advertising of both Chic and H.I.S product lines, resulted in a total backlog of confirmed domestic purchase orders at November 5, 1994 of $218.2 million, an increase of 73.9% compared to $125.4 million at November 6, 1993. In fiscal 1994, European sales increased $8.7 million, or 12.7%, from $68.6 million for fiscal 1993 to $77.3 million. The Company believes that the increase in European sales was primarily attributable to increased advertising. The total backlog of confirmed European purchase orders at November 5, 1994 was $30.1 million compared to $30.8 million at November 6, 1993.

GROSS PROFIT. Gross profit for fiscal 1994 increased $7.7 million, or 9.9%, from $77.8 million to $85.5 million, and gross margin decreased from 25.6% to 24.1%. United States gross margin was 19.3% for fiscal 1994 as compared to 21.5% for the prior year. The decline in gross profit in the United States was due primarily to a substantial increase in medical costs, severe weather conditions which occasioned the temporary closing of plants and, a combination of higher start-up and contractor costs associated with increased production requirements to meet demand. European gross margin increased from 39.4% for fiscal 1993 to 41.4% due primarily to a continuation of contract operations in the Czech Republic together with the consistency of production with the Company's contract manufacturing, which resulted in more efficient production in a lower cost per unit.

LICENSING REVENUES. Licensing revenues increased $.5 million, or 11.4%, from $4.4 million in fiscal 1993 to $4.9 million in fiscal 1994 primarily as a result of increased sales by existing licensees as well as the addition of new licensees.


SG&A EXPENSES. SG&A expenses increased by $9.6 million, or 14.9%, from $64.4 million in fiscal 1993 to $74.0 million in fiscal 1994. Of this increase, the United States operations accounted for $6.7 million due primarily to the change in accounting for advertising expense in accordance with the AICPA's statement of position on reporting for advertising costs adopted during the fourth quarter. Increases in both advertising and commissions as a result of increased sales volume contributed to the increase of $2.9 million in European SG&A expenses. SG&A expenses decreased as a percentage of net sales to 20.9% in fiscal 1994 compared to 21.1% in fiscal 1993.

OPERATING INCOME. Operating income for fiscal 1994 decreased $1.4 million, or 7.9%, from $17.8 million, and operating margin decreased from 5.8% to 4.6%. The decrease in operating income resulted from a decrease in United States operating income of $3.5 million partially offset by a $2.1 million increase in European operating income. The decrease in United States operating income was due primarily to an increase in SG&A expenses resulting from the change in accounting in accordance to the AICPA's statement of position on reporting for advertising costs.

INTEREST AND FINANCE COSTS. Interest and finance costs decreased $4.5 million from $8.2 million in fiscal 1993 to $3.7 million. The reduction in interest expense in fiscal 1994 was attributable primarily to debt repaid, converted to equity and forgiven in connection with the consummation of the Company's initial public offering and refinancing plan in February 1993. At November 5, 1994 the Company had $55.5 million of outstanding debt. At November 6, 1993 the Company's outstanding debt totaled $54.0 million.

INCOME TAXES. The Company's provision for income taxes was $2.7 million for fiscal 1994 as compared to $3.9 million for fiscal 1993.

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Income before cumulative effect of change in accounting principle increased 75% to $10.1 million in 1994, an increase of $4.3 million over the $5.7 million in 1993.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The Company adopted the asset and liability approach of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109 in November 1993. The effect of the adoption of SFAS No. 109 has been recorded as a $.4 million gain due to a cumulative change in accounting principle.

NET INCOME. Net income increased 111% to $10.5 million in fiscal 1994, an increase of $5.5 million over the net income of $5.0 million earned in fiscal 1993.

SEASONALITY OF BUSINESS--QUARTERLY RESULTS. Historically, the Company has achieved its highest sales and profit levels in its third and fourth quarters, followed in declining order by its second and first quarters. As a result, the Company experiences seasonal increases and decreases in its working capital requirements. This pattern results primarily from the demand for the Company's apparel products and the level of sales, which fluctuate moderately during the course of the calendar year as a result of seasonal buying trends. A moderate surge in sales of denim jeans and casual pants generally occurs during the fall back-to-school and Christmas holiday selling seasons. Back-to-school merchandise is shipped primarily during the Company's third quarter, while Christmas merchandise is shipped primarily during the Company's fourth quarter.

   The following table summarizes the net sales, gross profit, gross margin and operating income (loss) of the Company for each of the interim financial reporting periods in the last two fiscal years.

                                          FIRST     SECOND     THIRD   FOURTH
(IN THOUSANDS, EXCEPT PER SHARE DATA)   QUARTER    QUARTER   QUARTER  QUARTER


FISCAL YEAR ENDED NOVEMBER 4, 1995

   Net sales                             $76,306   $107,405  $117,024 $75,333
   Gross profit                           16,883     21,107    20,587  13,575
   Operating income (loss)                 3,577      5,370     5,000 (5,437)
   Net income (loss)                       1,424      2,375     2,038 (4,825)
   Per common share:
              Net income (loss)            $0.15      $0.24     $0.21 ($0.49)

FISCAL YEAR ENDED NOVEMBER 5, 1994
       Net sales                         $76,601    $88,195   $97,816 $91,603
       Gross profit                       15,818     21,382    25,166  23,145
       Operating income (loss)             2,479      4,635     9,749   (468)
       Income before cumulative effect of
         change in accounting method         696      2,213     5,357   1,792
       Cumulative effect of change in
       accounting method                       -          -         -     431
              Net income                     696      2,213     5,357   2,223
       Per common share:
        Income before cumulative effect of
        change in accounting method        $0.07      $0.23     $0.55   $0.18
        Cumulative effect of change in
            accounting method                  -          -         -   $0.04
               Net income                  $0.07      $0.23     $0.55   $0.22


LIQUIDITY AND CAPITAL RESOURCES. The Company's principal capital requirements have been to fund working capital needs and capital expenditures. The Company has historically relied primarily on internally generated funds, trade credit, bank borrowings and other debt offerings to finance these needs.
      In fiscal 1995, net cash of $15.8 million was used in operations, as compared to $23.7 million and $.3 million provided by operations in fiscal 1994 and 1993, respectively. The increase from fiscal 1993 to 1994 was primarily due to the increase in net income of $4.6 million, net of $.9 million non-cash costs recognized in connection with the extraordinary loss on extinguishment of debt, an increase in accounts payable and accrued expenses of $15.3 million, and a decrease of $3.0 million in prepaid and other current assets. The decrease from fiscal 1994 to 1995 was primarily due to the decrease in net income of $9.5 million, the decrease in accounts payable and accrued liabilities of $13.2 million and the increase in inventories of $13.9 million, which was partially offset by the decrease in accounts receivable of $5.9 million. The decrease in accounts receivable is primarily due to the decrease in fourth quarter net sales. The increase in inventories is primarily due to soft retail sales in the United States during the fourth quarter, which resulted in customers delaying delivery of goods, and the increase in European backorders. The decrease in accounts payable is primarily due to the decrease in fourth quarter inventory purchases. These changes are not believed to represent a permanent trend in the Company's operations.
      Net cash used in investing activities increased by $10.9 million in fiscal 1995 to $27.0 million and $11.5 million in fiscal 1994 to $16.1 million. Cash used in investing activities has been primarily attributable to the acquisition and renovation of manufacturing, laundry and warehouse facilities. These investments were primarily financed by the proceeds of industrial development revenue bonds (IRBs). The Company has no material outstanding capital expenditure commitments.

      Net cash provided by financing activities was $38.1 million, $6.9 million and $6.2 million in fiscal 1995, 1994 and 1993, respectively. The increase in fiscal 1995 was primarily due to the increase in the long-term debt attributable to the replacement of the senior notes of $23 million, the increase in the revolving line of credit of $6.5 million and the proceeds attributable to the IRBs of $14.8 million.
      As of November 4, 1995, the Company had credit agreements providing a $37.5 revolving line of credit, a $10.0 million in senior term loan, and $43.0 million in senior notes payable. As of November 4, 1995, $6.5 million was outstanding on the revolving line of credit. In addition, the Company had $26.2 million of IRBs outstanding at November 4, 1995, the proceeds of which have been used to finance the plant expansions noted above. The Company also has foreign financing agreements with three banks providing term loans aggregating 7,750,000 deutsche marks (approximately $5,500,000) and lines of credit aggregating 18 million deutsche marks (approximately $12,774,000). The were no outstanding borrowings against the foreign lines of credit as of November 4, 1995 (See Note 4 to the Consolidated Financial Statements).
      The Company is a holding company, and is dependent upon the receipt of dividends or other payments from its subsidiaries. The Company expects that cash generated from operations and the credit agreements will provide the financial resources sufficient to meet its foreseeable working capital and capital expenditure requirements. There can be no assurance, however, that the Company will not need to borrow from other sources during such period.
      In recent years, certain retail customers have experienced significant financial difficulties. The Company attempts to minimize its credit risk associated with these customers by closely monitoring its accounts receivable balances and their ongoing financial performance and credit status. Historically, the Company has not experienced material adverse effects from transactions with these customers. However, considering the customer concentration of the Company's net sales, any material financial difficulty experienced by a significant customer could have an adverse effect on the Company's financial position or results of operations.

INFLATION. The Company does not believe that the rates of inflation during the past three years which have been experienced in the United States and Europe, where it competes, have had a significant effect on its net sales or profitability. In the past, the Company has generally been able to successfully offset its cost increases by increasing prices.

EFFECTS OF NEW ACCOUNTING STANDARDS. In February 1992, the Financial Accounting Standards Board issued SFAS No. 109, "Accounting for Income Taxes," which requires a change in the Company's method of accounting for income taxes from the deferred method to the liability method. Effective November 7, 1993, the Company adopted the provisions of SFAS No. 109. Prior years' financial statements have not been restated. The cumulative effect of adopting the statement was to increase net income by $.4 million, or $.05 per share, in fiscal 1994.
      In December 1990, the FASB issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 is effective for fiscal years beginning after December 15, 1992. As the Company does not currently provide, and has no present intention of providing, postretirement benefits other than pensions, the impact of SFAS No. 106 is not expected to be material to the financial statements of the Company.
      In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 is effective for fiscal years beginning after December 15, 1993. As the Company does not currently provide and has no present intention of providing postemployment benefits, the impact of SFAS No. 112 is not expected to be material to the financial statements of the Company.

      In December 1993, the American Institute. of Certified Public Accountants issued Statement of Position (SOP) 93-7 "Reporting on Advertising Costs." The SOP restricts the deferral of advertising costs, except direct-response advertising which meets specified criteria, beyond the date incurred or the date the advertising first takes place. The SOP is effective for fiscal years beginning after June 15, 1994. The Company adopted the SOP during the fourth quarter of fiscal 1994.
      In October 1995, the FASB issued SFAS No.123, "Accounting for Stock-Based Compensation," which establishes a fair value method of accounting for stock-based compensation plans either through recognition or disclosure. The Company expects to adopt the employees stock-based compensation provisions of SFAS No. 123 by disclosing the pro forma net income and pro forma net income per share amounts assuming the fair value method was used. The adoption of this standard will not impact the Company's consolidated results of operations, financial position or cash flows. The standard is effective for fiscal years beginning after December 15, 1995.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements are at end of the document.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.


                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is included under the captions "ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" on pages 4 - 7 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on March 15, 1996 (the "1996 Proxy Statement") and is incorporated herein by reference.



ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is included under the caption "EXECUTIVE COMPENSATION" on pages 8 - 13 of the 1996 Proxy Statement and is incorporated herein by reference, except that the subsections entitled "Report of Compensation Committee on Executive Compensation" appearing on pages 11 - 13 and "Performance Graph" appearing on page 13 of the 1996 Proxy Statement shall not be deemed to be so incorporated.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under the caption "PRINCIPAL STOCKHOLDERS OF THE COMPANY" on pages 2 - 4 of the 1996 Proxy Statement and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" on page 14 of the Company's 1996 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed or incorporated by reference as a part of this report:

        1. The financial statements which are incorporated by reference from the Annual Reportto Stockholders pursuant to Item 8 as follows:

           Report of Independent Certified Public Accountants

           Consolidated Balance Sheets at November 5, 1994 and November 4, 1995

           Consolidated Statements of Operations For the Years Ended November 6, 1993, November 5, 1994 and November 4, 1995

           Consolidated Statement of Stockholders' Equity For the Years ended November 6,1993, November 5, 1994 and November 4, 1995

           Consolidated Statement of Cash Flows for the Years Ended November 6, 1993, November 5, 1994 and November 4, 1995

           Notes to Consolidated Financial Statements

        2. The schedules and report of independent certified public accountants thereon, listed onthe Index to Financial Statement Schedules attached hereto.


     (b) No reports on Form 8-K were filed by the registrant during the last quarter of the periodcovered by this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on May 6, 1996.

                                      CHIC BY H.I.S, INC.

                                      By /s/ Burton M. Rosenberg
                                         -----------------------------
                                              (Burton M. Rosenberg)
                                           Chairman of the Board and
                                             Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                            CAPACITY                          DATE

/s/ Burton M. Rosenberg     Chairman of the Board,                 May 6, 1996
- ------------------------    Chief Executive Officer and Director
(Burton M. Rosenberg)       (Principal Executive Officer)


/s/John Chin                Chief Financial Officer                May 6, 1996
- ------------------------    and Treasurer
(John Chin)                 (Principal Financial Officer)


/s/ Stuart Jaeger           Secretary and Controller               May 6, 1996
- ------------------------    (Principal Accounting Officer)
(Stuart Jaeger)

/s/ Milan Danek             Director                               May 6, 1996
- ------------------------
(Milan Danek)

/s/ Richard K. Howe         Director                               May 6, 1996
- ------------------------
(Richard K. Howe)

/s/ Hirsch Jacobson         Director                               May 6, 1996
- ------------------------
(Hirsh Jacobson)

/s/ Rica Spector            Director                               May 6, 1996
- ------------------------
(Rica Spector)

SIGNATURE                            CAPACITY                          DATE

/s/ Roland L. Kimberlin     Director                              May 6, 1996
- ------------------------
(Roland L. Kimberlin)

/s/ Robert F. Luehrs        Director                              May 6, 1996
- ------------------------
(Robert F. Luehrs)

/s/ Jesse S. Siegel         Director                              May 6, 1996
- ------------------------
(Jesse S. Siegel)

/s/ Harvey Silverman        Director                              May 6, 1996
- ------------------------
(Harvey Silverman)

/s/ Edward J. Walsh, Jr.    Director                              May 6, 1996
- ------------------------
(Edward J. Walsh, Jr.)

Report of Independent Certified Public Accountant      F-1


CONSOLIDATED FINANCIAL STATEMENTS

    Balance sheets as of November 5, 1994
      and November 4, 1995                             F-2

    Statements of Operations for the years ended
      November 6, 1993, November 5, 1994 and
      November 4, 1995                                 F-3

    Statements of Stockholders' Equity for the
      years ended November 6, 1993, November 5, 1994
      and November 4, 1995                             F-4

    Statements of Cash Flows for the years
      ended November 6, 1993, November 5, 1994
      and November 4, 1995                             F-5

    Notes to Consolidated Financial Statements         F-6 to F-16

                               Page F-1


        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and
  Stockholders of Chic by H.I.S., Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Chic by H.I.S., Inc. and subsidiaries as of November 5, 1994 and November 4, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended November 4, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chic by H.I.S., Inc. and subsidiaries as of November 5, 1994 and November 4, 1995, and the results of their operations and their cash flows for each of the three years in the period ended November 4, 1995, in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 7 to the consolidated financial statements, the Company changed its method of accounting for income taxes and advertising costs, respectively in fiscal 1994.



BDO Seidman, LLP
New York, New York
December 15, 1995
  (except for Note 14,
  which is dated
  January 31, 1996)



                               Page F-2

CONSOLIDATED BALANCE SHEETS
CHIC BY H.I.S, INC. AND SUBSIDIARIES




- --------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)                     NOV. 5, 1994  NOV. 4, 1995
- --------------------------------------------------------------------------------
ASSETS (Note 4)
  CURRENT:
    Cash                                                 $ 19,952     $ 15,197
    Accounts receivable - net of allowance of
     $269 and $371 for doubtful accounts (Note 10)         46,143       40,181
    Inventories (Note 2)                                   81,701       95,623
    Prepaid expenses and other current assets               4,019        7,638
- -------------------------------------------------------------------------------
       Total Current Assets                               151,815      158,639
    PROPERTY, PLANT AND EQUIPMENT, at cost, less
       accumulated depreciation and amortization of
       $24,947 and $30,616 (Notes 3, 4 and 5)              54,980       76,017
    INTANGIBLE ASSETS RELATING TO PENSION (Note 6)            659          528
    DEFERRED FINANCING COSTS                                1,296        3,225
    RESTRICTED FUNDS HELD BY TRUSTEE (Note 4 (b)(ii))       2,708          409
    OTHER ASSETS                                            1,245          707
- -------------------------------------------------------------------------------
                                                         $212,703     $239,525
- -------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT:
    Current maturities of long-term debt (Notes
       4 and 12)                                             $440           $0
    Revolving bank loan (Note 4)                                0        6,500
    Obligations under capital leases (Note 5)                 834          702
    Accounts payable                                       25,633       13,515
    Accrued liabilities:
       Payroll, payroll taxes and commissions               8,952        4,191
       Income taxes                                         1,368        1,997
             Other                                          5,308        8,340
- -------------------------------------------------------------------------------
  Total Current Liabilities                                42,535       35,245
- -------------------------------------------------------------------------------
  NONCURRENT:
    Long-term debt (Note 4)                                51,940       84,663
    Obligations under capital leases (Note 5)               2,300        1,598
    Pension liability (Note 6)                              5,060        4,592
- -------------------------------------------------------------------------------
       Total Noncurrent Liabilities                        59,300       90,853
- -------------------------------------------------------------------------------
COMMITMENTS (Notes 4,5,6,8 and 11)
STOCKHOLDERS' EQUITY (Notes 4,6 and 9):
  Preferred stock, $.01 par value - shares authorized
    10,000,000; none issued                                     0            0
  Common stock, $.01 par value - 25,000,000 shares
   authorized, issued and outstanding, 9,753,868
   in both years                                               98           98
  Paid-in capital                                         105,526      105,526
  Retained earnings                                         7,788        8,800
  Foreign currency translation adjustment                   1,857        3,068
  Excess of additional pension liability over
    intangible pension asset                               (4,401)      (4,065)
- -------------------------------------------------------------------------------
                                                          110,868      113,427
- -------------------------------------------------------------------------------
                                                         $212,703     $239,525
- -------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                               Page F-3

CONSOLIDATED STATEMENT OF OPERATIONS
CHIC BY H.I.S, INC. AND SUBSIDIARIES


                                                             YEAR ENDED
- -------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT SHARE AND  PER SHARE AMOUNTS) NOV. 6, 1993  NOV. 5, 1994  NOV. 4, 1995
- -------------------------------------------------------------------------------------------
NET SALES (Note 10)                                  $304,623    $354,215      $376,068
Cost of goods sold                                    226,789     268,704       303,916
- -------------------------------------------------------------------------------------------
   Gross Profit                                        77,834      85,511        72,152
LICENSING REVENUES (Note 11)                            4,390       4,878         5,773
- -------------------------------------------------------------------------------------------
                                                       82,224      90,389        77,925
Selling, General and Administrative Expenses           64,407      68,066        69,415
Special Nonrecurring charge due to change in
  accounting for advertising (Note 1)                       0       5,928             0
- -------------------------------------------------------------------------------------------
   Operating income before interest and finance
    costs                                              17,817      16,395         8,510
Less: Interest and finance costs                        8,186       3,677         6,129
- -------------------------------------------------------------------------------------------
   Income before provision for income taxes,
     extraordinary items and cumulative effect of
     change in accounting method                        9,631      12,718         2,381
Provision for Income Taxes (Note 7)                     3,886       2,660         1,369
- -------------------------------------------------------------------------------------------
   Income before extraordinary items and
     cumulative effect of change in accounting
     method                                             5,745      10,058         1,012
- -------------------------------------------------------------------------------------------
Extraordinary Items:
  Utilization of net operating loss carry forward
   (Note 7)                                             2,565           0             0
  Loss on early extinguishment of debt (Note 12)       (3,335)          0             0
- -------------------------------------------------------------------------------------------
                                                         (770)          0             0
- -------------------------------------------------------------------------------------------
Income before cumulative effect of change in
 accounting method                                      4,975      10,058         1,012
- -------------------------------------------------------------------------------------------
Cumulative effect of change in accounting method
 (Note 7)                                                   0         431             0
- -------------------------------------------------------------------------------------------
Net Income                                             $4,975     $10,489        $1,012
- -------------------------------------------------------------------------------------------
Earnings Per Common Share:
  Income before extraordinary item and cumulative
   effect change in accounting method                   $0.80       $1.03         $0.10
- -------------------------------------------------------------------------------------------
  Cumulative effect of change in accounting method      $0.00       $0.05         $0.00
- -------------------------------------------------------------------------------------------
  Net income                                            $0.69       $1.08         $0.10
- -------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares
 Outstanding                                        7,229,161   9,726,032     9,753,868
- -------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                               Page F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED NOVEMBER 6,1993, NOVEMBER 5,1994, AND NOVEMBER 4, 1995 CHIC BY H.I.S, INC. AND SUBSIDIARIES



                                                                                                                 EXCESS OF
                                                                                                                 ADDITIONAL
                                                                                                                  PENSION
                                                                                                                 LIABILITY
                                                                                                  FOREIGN          OVER
                                                                                    RETAINED      CURRENCY       INTANGIBLE
                                                               COMMON    PAID-IN    EARNINGS      TRANSLATION     PENSION
(IN THOUSANDS)                                          TOTAL   STOCK    CAPITAL   (DEFICIT)      ADJUSTMENT       ASSET
- -----------------------------------------------------------------------------------------------------------------------------
Balance, November 7, 1992                              $4,628      $8    $12,636     $(7,676)        $786         $(1,126)
   Net income                                           4,975       -          -       4,975            -               -
   Shares issued through public offering               69,928       70    69,858           -            -               -
   Shares issued for conversion of debt                22,000       19    21,981           -            -               -
   Adjustment of excess of additional
       pension liability over intangible
       pension asset (Note 6)                          (1,522)       -         -           -            -          (1,522)
   Acquisition of minority interest                       192        -       150           -           42               -
   Foreign currency translation adjustment               (345)       -         -           -         (345)              -
- -----------------------------------------------------------------------------------------------------------------------------
Balance, November 6, 1993                              99,856       97   104,625      (2,701)         483          (2,648)
   Net income                                          10,489        -         -      10,489            -               -
   Stock options exercised                                 39        -        39           -            -               -
   Shares issued through public offering
        over allotment                                    863        1       862           -            -               -
   Adjustment of excess of additional
       pension liability over intangible
       pension asset (Note 6)                          (1,753)       -          -          -            -          (1,753)
   Foreign currency translation adjustment              1,374        -          -          -        1,374               -
- -----------------------------------------------------------------------------------------------------------------------------
Balance, November 5, 1994                             110,868       98    105,526      7,788        1,857          (4,401)
   Net income                                           1,012        -          -      1,012            -               -
   Adjustment of excess of additional
       pension liability over intangible
       pension asset (Note 6)                             336        -          -          -            -             336
   Foreign currency translation adjustment              1,211        -          -          -        1,211               -
- -----------------------------------------------------------------------------------------------------------------------------
Balance, November 4, 1995                            $113,427      $98   $105,526     $8,800       $3,068         $(4,065)
- -----------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                               Page F-5


CONSOLIDATED STATEMENTS OF CASH FLOWS
CHIC BY H.I.S, INC. AND SUBSIDIARIES




                                                                        YEAR ENDED
- --------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                            NOV. 6, 1993       NOV. 5, 1994         NOV. 4, 1995
- --------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $   4,975         $  10,489            $    1,012
- --------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net
   cash used in operating activities:
   Depreciation and amortization                                6,035             5,931                 6,201
   Allowance for doubtful accounts                                  -                 -                   102
   Deferred income taxes                                            -            (1,824)               (2,438)
   Deferred interest                                              480                 -                     -
   Accretion of debt                                              333                 -                     -
   Forgiveness of junior subordinated debentures              (4,427)                 -                     -
   Elimination of deferred financing cost                       2,945                 -                     -
   Amortization of original issue discount                      2,417                 -                     -
   Decreased (increase) in:
     Accounts receivable                                       (2,527)             (762)                5,860
     Inventories                                               (9,732)           (9,918)              (13,923)
     Prepaid expenses and other current assets                   (835)            3,030                (1,181)
     Other assets                                               1,153               123                   538
   Increase (decrease) in:
     Accounts payable                                          (5,461)            9,454               (12,118)
     Accrued liabilities                                         5,334            5,835                (1,110)
- --------------------------------------------------------------------------------------------------------------
       Total adjustments                                        (4,285)          11,869               (18,069)
- --------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities         690           22,358               (17,057)
- --------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                     (4,686)         (16,083)              (26,991)
- --------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of foreign bank debt                                (6,008)            (358)                    -
  Proceeds from issuance of new foreign bank debt                4,722                -                     -
  Increase in loans under revolving line of credit               3,000                -                 6,500
  Repayment of long-term debt                                  (93,486)          (3,400)              (23,578)
  Increase in long-term debt                                    30,000                -                43,000
  Proceeds from IPO                                             69,928                -                     -
  Proceeds from issuance of common stock                             -              902                     -
  Proceeds from issuance of Industrial Development
    Revenue Bonds                                                  536           10,456                14,764
  Increase in deferred financing costs                          (1,373)             (79)               (2,144)
  Principal payments under capitalized lease obligations        (1,107)          (1,225)                 (834)
- --------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                     6,212             6,296               37,708
- --------------------------------------------------------------------------------------------------------------
  Increase (decrease) in cash                                    2,216            12,571               (6,340)
  Effect of exchange rates on cash                                (314)            1,878                1,585
CASH, beginning of year                                          3,601             5,503               19,952
- --------------------------------------------------------------------------------------------------------------
CASH, end of year                                            $   5,503         $  19,952            $  15,197
- --------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
   Interest                                                  $   7,563         $   3,355            $   7,018
   Taxes                                                           619             2,224                1,069

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Capital leases entered into during the year                    3,426               949                   87
  Restricted funds held by trustee from issuance of
    Industrial Development Revenue Bonds                     $   8,164         $   2,708            $     409
  Shares issued for conversion of debt                          22,000                 -                    -


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                               Page F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CHIC BY H.I.S, INC. AND SUBSIDIARIES

1. SUMMARY OF ACCOUNTING POLICIES
(A) PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Chic by H.I.S, Inc. (the "Company") and its wholly-owned domestic subsidiaries, Henry I. Siegel Company, Inc. ("Siegel") and Chic Holdings Corp., formed in 1991, and its wholly-owned German subsidiary, h.i.s. sportswear GmbH ("Sportswear") and their respective subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Prior to December 9, 1992, Sportswear was a 95%-owned subsidiary.
 On December 9, 1992, the Company acquired the remaining interest in Sportswear in exchange for 11 shares of the Company's common stock (before giving effect to the stock split effected on February 16, 1993).
 The equity accounts and earnings per common share information have been retroactively adjusted to reflect the stock split effected on February 16, 1993 in which approximately 796 shares of $.01 par value common stock were issued for each share of $1 par value Class A common stock.

(B) BUSINESS. The Company designs, manufactures and distributes moderately priced jeans, casual pants and shorts. The Company is headquartered in New York City, with manufacturing facilities located in Tennessee, Kentucky, Mississippi and Alabama. Domestically, the Company markets its jeans and casual pants primarily to mass merchandisers and to department stores and specialty stores under the "Chic" and "H.I.S" brand names. Its foreign operations are conducted by Sportswear, which markets the Company's branded products in Europe. In addition, the Company derives licensing income from the use primarily of its "Chic" trademark by manufacturers of various products that the Company does not produce.

(C) REPORTING PERIODS. For financial reporting purposes, the Company reports on a 52- to 53-week year ending on the first Saturday subsequent to October 31. The fiscal years ended November 6, 1993, November 5, 1994 and November 4, 1995 each contained 52 weeks.

(D) FOREIGN CURRENCY TRANSLATION. The financial statements of the foreign subsidiary are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation." Balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period. Gains and losses resulting from the translation are accumulated in a separate component of stockholders' equity.

(E) INVENTORIES. Inventories are valued at the lower of cost (first-in, first-out) or market.

(F)  DEPRECIATION.   Depreciation  of  property,  plant  and  equipment  is
computed by the straight-line method.

(G) LEASED PROPERTY UNDER CAPITAL LEASES. Property under capital leases is amortized over the lives of the respective leases or the useful lives of the assets.

(H) DEFERRED FINANCING COSTS. Capitalized costs incurred by the Company in connection with the financing transactions described in Note 4 are amortized over the term of the debt.

(I) ADVERTISING COSTS. During the fourth quarter of fiscal 1994, the Company adopted the AICPA Statement of Position (SOP) 93-7, "Reporting on Advertising Costs." The SOP restricts the deferral of advertising costs, except direct-response advertising which meets specified criteria, beyond the date incurred or the date the advertising first takes place. Prior to the adoption of SOP 93-7, these costs were generally expensed over their useful life.

(J) INCOME  TAXES.   Effective  November  7,  1993, the Company adopted the
liability method specified by SFAS No. 109 "Accounting for Income Taxes." Prior year financial statements have not been restated.

(K) EARNINGS PER COMMON SHARE. Earnings per common share are computed based upon the weighted average number of outstanding shares of common stock during the respective years, as adjusted for the stock split discussed in (a) above and common equivalent shares applicable to assumed exercise of stock options and warrants.

(L) REVENUE  RECOGNITION.   Sales  are recognized upon shipment of products
or, in the case of licensing revenues, when products using the Company's brand name are sold by licensees or minimum guaranteed royalties are due.

(M) STATEMENTS OF CASH FLOWS. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

2. INVENTORIES
Inventories consist of the following:

(IN THOUSANDS)                               NOV. 5, 1994  NOV. 4, 1995
- ------------------------------------------------------------------------
Raw materials                                    $15,855     $11,852
Work-in-process                                   20,518      15,877
Finished goods                                    45,328      67,894
- ------------------------------------------------------------------------
                                                 $81,701     $95,623
- ------------------------------------------------------------------------


                               Page F-8

3.  PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment consist of the following:

                                                                         ESTIMATED
(IN THOUSANDS)                              NOV. 5, 1994  NOV. 4, 1995   USEFUL LIVES
- -------------------------------------------------------------------------------------
Land                                           $     532  $    794
Building and improvements                         38,800    54,018        30 years
Machinery and equipment (including data
 processing and transportation equipment)         30,976    42,983        3-7 years
Construction in progress                           1,646       778
- -------------------------------------------------------------------------------------
                                                  71,954    98,573
   Less Accumulated depreciation                  22,054    26,592
- -------------------------------------------------------------------------------------
                                                  49,900    71,981
- -------------------------------------------------------------------------------------
Equipment under capital leases                     7,973     8,060          7 years
   Less Accumulated depreciation                   2,893     4,024
- -------------------------------------------------------------------------------------
                                                   5,080     4,036
- -------------------------------------------------------------------------------------
                                                 $54,980   $76,017
- -------------------------------------------------------------------------------------


4. NOTES PAYABLE, LONG-TERM DEBT AND FOREIGN FINANCING AGREEMENTS
LONG-TERM DEBT
Long-term debt consists of the following:

(IN THOUSANDS)                                 NOV. 5, 1994  NOV. 4, 1995
- -------------------------------------------------------------------------
Notes payable - revolving credit agreement (a)  $      -     $  6,500
Senior term loan (a)                              10,000       10,000
Senior notes payable (a)                          20,000       43,000
Industrial Development Revenue Bonds (b)(i)        3,400        3,000
Industrial Development Revenue Bonds (b)(ii)       8,700        8,700
Industrial Development Revenue Bonds (b)(iii)      5,000        5,000
Industrial Development Revenue Bonds (b)(iv)           0        9,455
Foreign bank term loan (c)                         5,280        5,508
- ----------------------------------------------------------------------
                                                  52,380       91,163
       Less: Current portion                         440        6,500
- ----------------------------------------------------------------------
                                                 $51,940      $84,663
- ----------------------------------------------------------------------

(A) Concurrent with the Company's initial public stock offering in February 1993 (see note 9), the Company consummated refinancing agreements with its lenders. The agreements provided for the exchange of all outstanding warrants and $22 million of debt into shares of common stock, the forgiveness of certain accrued or paid-in-kind interest aggregating $4.4 million, the repayment of approximately $71.0 million of indebtedness using the net proceeds of the offering, and an increase in the amount available under its revolving line of credit.
   On June 30, 1993, the Company entered into two financing agreements in the United States aggregating $40 million, which was used to pay off all outstanding indebtedness under its former credit facility. The agreements provided for a $10 million revolving credit line, a $10 million term loan and $20 million of senior notes. In December 1994, the Company amended the terms of its revolving credit line to increase the revolving credit facility from $10.0 million to $37.5 million. Borrowings under the revolving credit bear interest at either the prime rate or the Eurorate plus 1.25% at the Company's option (8.75% at November 4, 1995). The interest on the term loan of $10 million is payable in quarterly installments at 5.869% commencing September 30, 1993. The term loan is due on June 30, 1997. On June 30, 1995, the $20 million of 8.11% senior notes were replaced by $43 million of new notes consisting of $25 million 7.5% senior notes due June 30, 2003 and $18 million 7.67% senior notes due June 30, 2005. Principal payments commence June 30, 1998. The agreements contain various covenants including, among others, requirements relating to the maintenance of certain financial ratios and limitations on dividends and other restricted payments. The Company has obtained waivers where required.

                               Page F-9
(B)(I) In May 1990, the Company borrowed $4.5 million in connection with the issuance of Industrial Development Revenue Bonds by the County of Carroll, Tennessee to construct a manufacturing facility. The bonds which were scheduled to mature on May 1, 2000 were refinanced in April 1995 through the issuance of new IRBs in an aggregate principal amount of $3 million. The new bonds mature April 1, 2005, bear an average interest rate of 7.0% and are guaranteed by the Company.
   (II) In September 1993, the Company borrowed $8.7 million in connection with the issuance of Industrial Development Revenue Bonds by the County of Carroll, Tennessee to construct an addition to the distribution center. The bonds mature on September 1, 2003, and bear interest at 8% per annum. Principal payments commence on September 1, 1997. The bonds are collateralized by the related real estate and are guaranteed by the Company.
   (III) In September 1994, the Company borrowed $5.0 million in connection with the issuance of Industrial Building Revenue Bonds by the City of Hickman, Kentucky to (1) acquire land and building, (2) renovate and expand such manufacturing facility, (3) purchase land and build a laundry facility. The bonds are payable in annual installments commencing on August 1, 2000. The bonds, which are not collateralized, mature as follows:

                                             (IN THOUSANDS)  INTEREST RATE
- ------------------------------------------------------------------------------
August 1, 2000                                    $  375       6.10%
August 1, 2001                                       395       6.20%
August 1, 2002                                       420       6.30%
August 1, 2003                                       445       6.40%
August 1, 2004                                       475       6.50%
August 1, 2009                                     2,890       6.95%


   The proceeds of the Industrial Revenue Bonds are held in trust on deposit with First America Trust Company. These funds are restricted for the Hickman, Kentucky Projects. These assets are invested in prime commercial paper, mature within one year and bear interest at approximately 4.6% per annum.
   (IV) On February 23, 1995, the Company borrowed approximately $9.45 million in connection with the issuance of Industrial Development Revenue Bonds by Fulton County, Kentucky. The proceeds will be used to (i) acquire and improve a tract of land in Fulton County, (ii) construct and equip a laundry facility on such land, (iii) finance capitalized interest on the bonds during the construction period and (iv) cover a portion of the costs of the issuance of the bonds. Principal payments on the bonds are to be made in annual installments beginning on February 1, 2001 and ending on February 1, 2010. The bonds on average bear interest at the rate of approximately 7.5% per annum and mature as follows:

                                (IN THOUSANDS)         INTEREST RATE
- ----------------------------------------------------------------------
February 1, 2001                                   $ 670       7.20%
February 1, 2002                                     720       7.20%
February 1, 2003                                     770       7.20%
February 1, 2004                                     830       7.60%
February 1, 2005                                     890       7.60%
February 1, 2006                                     960       7.60%
February 1, 2007                                   1,030       7.60%
February 1, 2008                                   1,110       7.50%
February 1, 2009                                   1,195       7.50%
February 1, 2010                                   1,280       7.50%

(C)FOREIGN FINANCING AGREEMENTS
(I) In fiscal 1995, Sportswear entered into financing agreements with three banks to provide term loans aggregating 7,750,000 deutsche marks (approximately $5,500,000). The term loans bear an average interest of 7.3% and mature through fiscal 2000.

   (II) Sportswear has lines of credit with three banks to provide up to 18 million deutsche marks (approximating $12.8 million) at prevailing interest rates, which approximated 7.5% at November 4, 1995. The lines of credit generally have no termination date but are reviewed periodically for renewal at the option of the banks.

(D) Long-term debt maturities during the next five fiscal years are as follows:

FISCAL YEAR ENDING                              (IN THOUSANDS)
- ---------------------------------------------------------------
1996                                                $ 6,500
1997                                                 10,711
1998                                                  6,850
1999                                                  8,121
2000                                                 11,371
Thereafter                                           47,610
- ---------------------------------------------------------------
                                                    $91,163
- ---------------------------------------------------------------


5. CAPITALIZED LEASE OBLIGATIONS
The Company has entered into lease/purchase agreements for certain machinery and equipment. Future minimum lease payments under capital leases, and the present value of the net minimum lease payments as of November 4, 1995 are as follows:

FISCAL YEAR ENDING                              (IN THOUSANDS)
- --------------------------------------------------------------
1996                                                $  868
1997                                                   821
1998                                                   590
1999                                                   214
2000                                                    29
Thereafter                                             120
- -------------------------------------------------------------
                                                     2,642
    Less: Amount representing interest                 342
- -------------------------------------------------------------
 Present value of net minimum lease payments:Total   2,300
   Due within one year                                 702
- -------------------------------------------------------------
   Due after one year                               $1,598
- -------------------------------------------------------------

6. PENSION PLAN
The Company has a noncontributory defined benefit pension plan for the eligible employees of Siegel who have met certain service requirements. The normal retirement age is 65, with early retirement optional at age 62, provided the length of service requirements, as defined in the plan, have been met.
   Benefits are based upon length of service and a percentage of compensation subject to limitation. The Company's funding policy is to contribute amounts determined annually on an actuarial basis that provides for current and future benefits in accordance with funding requirements of Federal law and regulations.
   The following table sets forth the plan's funded status and amounts recognized in the Company's financial statements at November 5, 1994 and November 4, 1995:


                               Page F-11

(IN THOUSANDS)                                                                NOV. 5, 1994   NOV. 4, 1995
- ---------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including vested
    benefits of $14,300 and $15,400                                               $(15,600)    $(16,600)
- ---------------------------------------------------------------------------------------------------------
Projected benefit obligation for services  rendered to date                        (15,600)     (16,600)
Plan assets at fair value, primarily bonds                                           9,707       11,424
- ---------------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets                               (5,893)      (5,176)
Unrecognized net loss from past experience different from that
  assumed                                                                            4,401        4,065
Unrecognized prior service cost                                                        139          112
Unrecognized net obligation  at  Nov. 1, 1987 being recognized
  over 12 years                                                                        520          415
Adjustment required to recognize minimum liability                                  (5,060)      (4,592)
- ---------------------------------------------------------------------------------------------------------
      Accrued pension liability                                                     (5,893)      (5,176)
      Less: Current portion                                                           (883)        (584)
- ---------------------------------------------------------------------------------------------------------
                                                                                   $(5,060)     $(4,592)
- ---------------------------------------------------------------------------------------------------------



Net pension cost recognized in the consolidated statements of operations consisted of the following:


                                                                  YEAR ENDED
- --------------------------------------------------------------------------------------
(IN THOUSANDS)                                NOV. 6, 1993  NOV. 5, 1994  NOV. 4, 1995
- --------------------------------------------------------------------------------------
Service cost - benefits earned during the period  $  334     $  335       $  368
Interest cost                                      1,164      1,246        1,305
Actual return on plan assets                        (704)       932       (1,351)
Net amortization and deferral                        (50)    (1,699)         670
- --------------------------------------------------------------------------------------
Net pension cost                                    $744       $814         $992
- --------------------------------------------------------------------------------------


Assumptions used in accounting for pension costs are as follows:


                                                    1993       1994      1995
- ------------------------------------------------------------------------------
Discount rate                                       8.5%       8.5%      8.5%
Expected long-term rate of return on assets         8.5%       8.5%      8.5%



7. INCOME TAXES
The components of earnings (loss) before income taxes and the related provision (credit) for income taxes are presented below:


                                                      YEAR ENDED
- -------------------------------------------------------------------------------
(IN THOUSANDS)                         NOV. 6, 1993  NOV. 5, 1994  NOV. 4, 1995
- -------------------------------------------------------------------------------
Earnings (loss)before income taxes:
   United States                            $4,492       $5,180      $(5,698)
   Europe                                    5,139        7,538        8,079
- -------------------------------------------------------------------------------
                                             9,631       12,718        2,381
- -------------------------------------------------------------------------------
Provision (credit) for income taxes
   Current:
      U.S. federal                             600        1,393            0
      State and local                          341          300          392
      Europe                                   380        2,360        3,415
- -----------------------------------------------------------------------------
                                             1,321        4,053        3,807
- -----------------------------------------------------------------------------
   Deferred:
      U.S. federal                               0      (1,393)       (2,438)
- -----------------------------------------------------------------------------
   Provision in lieu of income taxes         2,565            0            0
- -----------------------------------------------------------------------------
      Total                                 $3,886       $2,660       $1,369
- -----------------------------------------------------------------------------


                               Page F-12
A reconciliation of the provision (credit) for income taxes to the amounts which would have been recorded using the statutory U.S. Federal income tax rate is as follows:



                                                                  YEAR ENDED
- ------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                        NOV. 6, 1993   NOV. 5, 1994   NOV. 4, 1995
- ------------------------------------------------------------------------------------------------
Provision for income taxes at the statutory rate          $3,275       $4,324           $ 810
Increase (decrease) for the effect of:
   State and local income taxes, net of Federal tax
    benefit                                                  224          198             259
   Foreign income taxes                                      437         (204)            671
   Utilization of net operating loss carryfoward               0       (2,138)              0
   Deferred tax asset                                          0            0            (236)
   Permanent depreciation differences                        (50)         382            (140)
   Other (net)                                                 0           98               5
- -------------------------------------------------------------------------------------------------
      Provision for income taxes                          $3,886       $2,660          $1,369
- -------------------------------------------------------------------------------------------------

   In 1994 Siegel utilized approximately $6 million of domestic net operating loss carryforwards. In 1993 Siegel utilized approximately $1,898,000 of domestic net operating loss carryforwards for financial reporting purposes and has reflected the related tax benefit of $759,000 as an extraordinary credit in the accompanying statements of operations. As of November 4, 1995 the Company has a deferred tax asset of $4.2 million included with other current assets primarily attributable to tax credit carryforwards of $1.8 million, which have no expiration date, and net operating loss carryforwards of $2.4 million, which expire in 2010. As of November 5, 1994, the Company had a deferred tax asset of $1.8 million consisting primarily of tax credit carryforward. In fiscal 1994, the valuation allowance was reduced by $2.1 million, when the realization of the use of the net operating loss carryforwards was deemed to be more likely than not. At November 5, 1994, and November 4, 1995, there was no valuation allowance applied to the deferred tax assets. There were no other significant temporary differences.
   No provision has been made for U.S. Federal and foreign withholding taxes on $8.7 million of the undistributed earnings of the foreign subsidiary as of November 4, 1995, as the Company intends to indefinitely reinvest such earnings.
   Effective November 7, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The cumulative effect of this adoption was an increase in net income of $431,000, or $.05 per share for fiscal 1994.

8. COMMITMENTS
(A) LEASES
The minimum annual rental commitments under noncancellable leases as of November 4, 1995 are as follows (In Thousands):

                                   REAL ESTATE      MACHINERY,
                                           AND      AUTOMOTIVE
FISCAL YEAR ENDING          TOTAL    BUILDINGS    EQUIPMENT, ETC.

1996                       $2,351      $1,498          $853
1997                        2,049       1,456           593
1998                        1,728       1,380           348
1999                          851         759            92
2000                          709         638            71
Thereafter                 $3,625      $3,364          $261

   Rent expense for the years ended November 6, 1993, November 5, 1994 and November 4, 1995 totaled $4,345,000, $4,392,000 and $4,125,000, respectively.

(B) CONSULTING AND EMPLOYMENT AGREEMENTS
The Company has employment agreements with eight officers which have initial terms that expire on various dates through 1998, and a consulting agreement with the former owner of the business of Siegel, which has an initial term that expires in 1998, which aggregate $2,375,000 in yearly compensation.

9. STOCKHOLDERS' EQUITY
On February 17, 1993, the Company completed an initial public stock offering of 6,900,000 shares of common stock (including 900,000 shares subject to an over-allotment option) for a purchase price of $11.50 per share. Proceeds totaled approximately $79,350,000. The net proceeds were used to pay a portion of the outstanding debt at the date of the offering. Concurrent with the offering, $22,000,000 of the debt was converted into 1,913,044 shares of common stock.
   On June 17, 1994, the underwriter of a secondary public offering of common stock of the Company exercised an over-allotment option that the Company had granted to the underwriter in connection with the public stock offering. The Company issued approximately 97,000 shares of common stock pursuant to the exercise of this over-allotment option.
   In February 1993, the Company's stock option plan (the "Plan") was adopted. Under the Plan, options to purchase an aggregate of not more than 600,000 shares of common stock may be granted from time to time to key employees, officers, directors, and consultants of the Company or its affiliates. Stock appreciation rights related to options ("related SARs") and stock appreciation rights not related to options ("unrelated SARs") may also be granted to the aforementioned groups.
   The Plan is administered by the Stock Option Committee under the Plan. The per share exercise price for stock options may not be less than 100% of the fair market value of common stock on the date the option is granted (110% of the fair market value on the date of grant for incentive stock options if the optionee is more than a 10%-owner of the Company). The exercise price for unrelated SARs cannot be less than 100% of the common stock price on the date of grant. For related SARs, the exercise price cannot be less than 100% of the fair market value of common stock on the date of grant of the options. Options and SARs may be granted for a term to be determined by the committee of not more than ten years from the date of grant.
   During 1993 and 1994, stock options were granted to officers and employees to purchase 477,159 shares of common stock at an exercise price of $11.50 per share. These options were originally scheduled to vest equally over a period of three years from date of grant and were exercisable for a term of five years commencing on the date of grant.
   In August 1994, the vesting schedule of all outstanding options was accelerated and all of such options became immediately exercisable. A summary of activity for the Company's stock option plan is presented below:

                                           EXERCISE PRICE
                           OPTION SHARES  RANGE PER SHARE
- ---------------------------------------------------------
Balance, November 5, 1994    477,159            $11.50
Granted                       78,800       9.875-11.50
Exercised                          0             11.50
Canceled                      18,125             11.50
- --------------------------------------------------------
BALANCE, NOVEMBER 4, 1995    537,834            $11.50
- --------------------------------------------------------


                               NOV. 4, 1995
- ----------------------------------------------------
Exercisable                                 537,834
Available for future grants                  62,166



                               Page F-14

   On December 9, 1995, the Stock Option Committee approved the replacement of outstanding options under the Stock Option Plan with new options. The new options will have substantially the same terms as the replaced options except for the following:
   (a) The new options will have an exercise price of $5.875 per share, reflecting the fair market value of a share of Chic common stock on December 9, 1995; and
   (b) the new options will not be exercisable until after six months following the replacement of the old options and will expire five years from the date of grant, i.e., December 8, 2000.
   In January 1995, the Board of Directors adopted the Chic by H.I.S, Inc. 1995 Stock Option Plan for Non-Employee Directors (the "Formula Plan"), which permits the award of options to purchase an aggregate of up to 80,000 shares of common stock of the Company to certain non-employee directors. Awards under the Formula Plan are made pursuant to a formula that is set forth in the plan. The Formula Plan was approved by the shareholders in February 1995 and options to purchase 40,000 shares of common stock, at an exercise price of $9.875 per share, have been awarded to certain non-employee directors. The outstanding options became fully exercisable July 1995--six months after the date they were granted, and expire five years from the date of grant, or earlier in the case of death, disability or termination.

10. GEOGRAPHIC INFORMATION
The Company operates primarily in two reportable geographical areas. Geographic information was:



                                                YEAR ENDED
- ----------------------------------------------------------------------------
(IN THOUSANDS)                  NOV. 6, 1993   NOV. 5, 1994    NOV. 4, 1995
- ----------------------------------------------------------------------------
Net sales:
   United States                        $236,025    $276,932    $277,896
   Europe                                 68,598      77,283      98,172
- ----------------------------------------------------------------------------
                                        $304,623    $354,215    $376,068
- ----------------------------------------------------------------------------
Income from operations:
   United States                        $ 11,927    $  8,424  $     (16)
   Europe                                  5,890       7,971       8,526
- ----------------------------------------------------------------------------
                                        $ 17,817    $ 16,395    $  8,510
- ----------------------------------------------------------------------------
Identifiable assets:
   United States                        $164,962    $186,138    $204,556
   Europe                                 18,295      26,565      34,969
- ----------------------------------------------------------------------------
                                        $183,257    $212,703    $239,525
- ----------------------------------------------------------------------------

   Substantially all of the Company's sales are to retailers throughout the United States and Europe. Sales to two major customers (with sales in excess of 10% of total sales) approximated, on an individual basis, 15.1%, and 11.6% for the year ended November 6, 1993, 22.3% and 13.1% for the year ended November 5, 1994, and 23.2% and 14.0% for the year ended November 4, 1995, respectively. The receivables from the two major customers at November 4, 1995 and November 5, 1994 represent approximately 43.1% and 43.9%, respectively, of the total accounts receivable balance. The Company reviews a customer's credit history before extending credit and obtains credit insurance on certain account balances. An allowance for possible losses is established based upon factors surrounding the credit risk of specific customers, historical trends and other information.


                               Page F-15

11. LICENSING REVENUES
The Company has entered into licensing agreements providing for the use of its trademark, "CHIC" for three- or four-year terms. The Company generally receives royalty payments of 5% of net sales made by licensees, with guaranteed minimum payments payable in quarterly installments. Remaining annual minimum amounts are as follows:

(IN THOUSANDS)
- -----------------------------
1996                   $3,525
1997                    2,990
1998                    1,844
1999                       56
- -----------------------------
                       $8,415
- -----------------------------


12. LOSS ON EARLY EXTINGUISHMENT OF DEBT
On February 17, 1993, the Company effected the sale of its common stock to the public and concurrently consummated agreements with its lenders to refinance its debt. As a result of the refinancing, the Company realized an extraordinary loss on early extinguishment of debt of $3,335,000 consisting of the following:


(IN THOUSANDS)
- -------------------------------------------------------------
Forgiveness of junior subordinated debentures
   issued as interest                                $ 4,427
Amortization of original issue discount               (2,417)
Elimination of deferred financing costs               (2,945)
Refinancing financial advisory fees                   (2,400)
- -------------------------------------------------------------
                                                     $(3,335)
- -------------------------------------------------------------


13. UNAUDITED CONSOLIDATED FINANCIAL INFORMATION
(PRO FORMA)
The unaudited pro forma consolidated income statement following is presented to illustrate the effects of the debt refinancing consummated concurrent with the Company's public offering in February 1993 as if they occurred on November 8, 1992. Pro forma adjustments for the year ended November 6, 1993 include the elimination of interest (including the amortization of original issue discount and deferred financing costs) of approximately $4,668,000, relating to the debt repaid, converted to equity or forgiven, and the related adjustments to the provision for income taxes. The pro forma income statement does not include the effect of the extraordinary loss of $3,335,000 incurred from the early extinguishment of the restructured debt (see Note 12). The unaudited pro forma statement is presented for illustrative purposes only and is not necessarily indicative of the results that would have occurred or of future results.



                               Page F-16

                                                                YEAR ENDED
- ----------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)               NOV. 6, 1993
- ----------------------------------------------------------------------------
Net sales                                                       $304,623
Cost of goods sold                                               226,789
- ----------------------------------------------------------------------------
Gross profit                                                      77,834
Licensing revenues                                                 4,390
- ----------------------------------------------------------------------------
                                                                  82,224
Selling, general and administrative expenses                      64,407
- ----------------------------------------------------------------------------
Operating income before interest and finance costs                17,817
Less: Interest and finance costs                                   3,518
Income before provision for income taxes and extraordinary item   14,299
Provision for income taxes                                         5,665
- ----------------------------------------------------------------------------
Income before extraordinary item                                   8,634
Extraordinary item (utilization of net operating loss
  carryforward):                                                   2,338
- ----------------------------------------------------------------------------
Net income                                                        10,972
- ----------------------------------------------------------------------------
Earnings per common share:
Income before extraordinary item                                    0.90
- ----------------------------------------------------------------------------
Net income                                                         $1.14
- ----------------------------------------------------------------------------
Weighted average number of common shares outstanding           9,669,089
- ----------------------------------------------------------------------------


14.  SUBSEQUENT EVENT
In January 1996, management decided to restructure certain manufacturing operations due to the continuing downturn in the discount retail market. Such restructuring is expected to include the closing of a manufacturing facility, reducing its workforce, and disposing or abandoning certain property and equipment. Management believes that these actions will result in improved productivity and cost savings. In connection with this strategy, the company intends to record a restructuring charge in the first quarter of fiscal 1996, when the specific costs associated with the plan have been identified. Management believes this charge may total approximately $15 million.

DIVIDEND POLICY
The Company has not paid any cash or other dividends on its common stock in the last two years. As a holding company, the ability of the Company to pay dividends is dependent upon the receipt of dividends or other payments from its subsidiaries. The payment of dividends (aggregated with certain other restricted payments and restricted investments) by the Company, and by the domestic subsidiaries to the Company, is generally limited to 50% of the Company's consolidated net income computed on a cumulative basis from and after
(i) May 8, 1993 under the Company's domestic credit facilities and (ii) May 6, 1995 under the note agreement pursuant to which the Company's senior notes were issued. Such restrictions limit the Company's ability to pay dividends to approximately $1,020,000 as of November 4, 1995.

PRICE RANGE OF COMMON STOCK




                                    1995                  1994
- --------------------------------------------------------------------------
                             HIGH          LOW        HIGH         LOW
- --------------------------------------------------------------------------
First Quarter                $11 3/8     $ 9 1/8     $13 5/8     $ 9 7/8
Second Quarter               $11 1/8     $ 9 1/2     $15 3/4     $14 1/4
Third Quarter                $12 1/8     $10 1/2     $14 3/4     $12 1/4
Fourth Quarter               $10 1/2     $ 5 1/4     $13 1/8     $10 1/4


The Company's Common Stock is traded on the New York Stock
Exchange under the symbol "JNS."

STOCKHOLDERS OF RECORD
As of December 29, 1995, there were 152 stockholders of record.