Form 10-Q/A
period 1996-02-03
CHIC BY H I S INC
filed 1996-05-07
CIK 895519

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                           FORM 10-Q/A
                         (Amendment No. 1)

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended February 3, 1996
                      Commission File No. 1-11722


                          CHIC BY H.I.S, INC.
- -----------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


          Delaware                                     13-3494627
- -----------------------------------------------------------------------------
(State of Incorporation)                            (I.R.S. Employer
                                                   Identification No.)

1372 Broadway, New York, New York                            10018
- -----------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


       (212) 302-6400
- -----------------------------
Registrant's telephone number,
including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                 Yes   X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




                                                             SHARES
       DATE                        CLASS                   OUTSTANDING
   May 6, 1996         Common Stock, $.01 Par Value         9,753,868

                          CHIC BY H.I.S, INC.

                                 INDEX




                                                                 PAGE



Part I. Financial Information

     Item 1:  Financial Statements (unaudited):

              Consolidated Balance Sheets at
                February 3, 1996 and November 5, 1995              3

              Consolidated Statements of Operations
                for the thirteen weeks ended February 3,
                1996 and February 4, 1995                          4

              Consolidated Statements of Cash Flows
                for the thirteen weeks ended
                February 3, 1996 and February 4, 1995              5

              Consolidated Statements of Stockholders'
                Equity for the thirteen weeks ended
                February 3, 1996 and February 4, 1995              6

              Notes to Consolidated Financial Statements           7

     Item 2:  Management's Discussion and Analysis of
              Financial Condition and Results of Operations      8-11

Part II. Other Information

     Item 6:  Exhibits and Reports on Form 8-K                    12

              Signature Page                                      13

                  CHIC BY H.I.S, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
                            (In thousands)





                                             February 3,   November 4,
                                                1996          1995
              ASSETS
CURRENT:
  Cash and cash equivalents                    $ 8,482     $  15,197
  Accounts receivable (net of
  reserve for possible losses)                  41,220        40,181
  Inventories                                   89,334        95,623
  Prepaid expenses and other
    current assets                               9,283         7,638
                                               -------       -------
          TOTAL CURRENT ASSETS                 148,319       158,639

PROPERTY, PLANT AND EQUIPMENT, at
  cost, less accumulated depreciation           71,080        76,017

INTANGIBLE ASSETS                                  628           628

DEFERRED FINANCING COSTS                         1,200         3,225

RESTRICTED FUNDS HELD BY TRUSTEE                   411           409

OTHER ASSETS                                       852           607
                                               -------       -------
          TOTAL ASSETS                       $ 222,490     $ 239,525
                                               =======       =======

           LIABILITIES AND
        STOCKHOLDERS' EQUITY

CURRENT:
  Foreign bank debt                           $ 3,557       $       -
  Revolver debt                                 3,000           6,500
  Obligations under capital leases                878             702
  Accounts payable                              10,478         13,515
  Accrued liabilities
    Payroll, payroll taxes and commissions       4,218          4,191
    Restructuring charges                        2,940              -
    Income taxes                                 1,285          1,997
    Other                                        6,556          8,340
                                               -------        -------
          TOTAL CURRENT LIABILITIES             32,912         35,245
                                               -------        -------
NONCURRENT:
  Long-term debt                                84,386         84,663
  Obligation under capital leases                2,028          1,598
  Pension liability                              4,592          4,592
                                               -------        -------
          TOTAL NONCURRENT LIABILITIES          91,006         90,853
                                               -------        -------
STOCKHOLDERS' EQUITY                            98,572        113,427
                                               -------        -------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY             $ 222,490      $ 239,525
                                             =========      =========
                 See notes to consolidated financial statements.

                 CHIC BY H.I.S, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
            (In thousands except share and per share data)
          ==================================================


                                       Thirteen weeks  Thirteen weeks
                                            ended           ended
                                         February 3,     February 4,
                                            1996            1995
                                        ----------      ----------
NET SALES                              $    70,829        $ 76,307

COST OF GOODS SOLD                          54,656          59,423
                                       -----------      ----------
          Gross profit                      16,173          16,884

LICENSING REVENUES                           1,619           1,202
                                       -----------      ----------
                                            17,792          18,086

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                  13,416          14,509

RESTRUCTURING CHARGES                       15,000               -
                                        ----------       ---------
OPERATING INCOME (LOSS) BEFORE INTEREST
  AND FINANCE COSTS                        (10,624)          3,577

LESS:  interest and finance cost             1,863           1,048
                                        ----------       ---------
          Income (loss) before
            provision for income taxes     (12,487)          2,529

PROVISION FOR INCOME TAXES                   1,285           1,105
                                        ----------       ---------
NET INCOME (LOSS)                         ($13,772)         $1,424
                                      =============    ===========
PER SHARE DATA:
  Net income (loss)                        ( $1.41)           $.15
                                        ===========    ===========
  Average outstanding common shares      9,753,868       9,753,868
                                         =========       =========


              See notes to consolidated financial statements.

                  CHIC BY H.I.S, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                             (In thousands)




                                       Thirteen weeks  Thirteen weeks
                                            ended           ended
                                         February 3,     February 4,
                                            1996            1995
                                       -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                        ($13,772)      $  1,424
                                         -----------      --------
  Adjustments  to  reconcile net income
  to net cash used in operating
  activities:
      Non-cash restructuring charges         12,436             -
      Depreciation and amortization             159         1,499
      Deferred interest                           -           402
      Accretion of debt                           -           (60)

      Decrease (increase) in:
        Accounts receivable                  (1,039)         (372)
        Inventories                           6,289       (15,456)
        Prepaid expenses and other           (1,645)       (3,448)
        Other assets                           (212)         (221)
      Increase (decrease) in:
        Accounts payable                     (3,037)       (3,396)
        Accrued liabilities                  (2,469)       (3,464)
                                             -------      --------
          Total adjustments                  10,482       (24,516)
                                             -------      --------
          Net cash provided by (used in)
            operating activities             (3,290)      (23,092)
                                             -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment (1,905)       (3,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in foreign bank debt               3,557             -
  Increase (decrease) in loans under revolver(3,500)       13,000
  Principal payments under capitalized leases  (215)         (170)
  Due from trustee                               (2)        1,396
                                            --------       -------
          Net cash provided by (used in)
            financing activities               (160)       14,226
                                            --------       -------

DECREASE IN CASH                             (5,355)      (12,811)

Effect of exchange rates on cash             (1,360)         (156)

CASH AND CASH EQUIVALENTS, beginning of
period                                       15,197        19,952
                                             ------        ------
CASH AND CASH EQUIVALENTS, end of period     $8,482        $6,985
                                             ======        ======
                See notes to consolidated financial statements.

                  CHIC BY H.I.S, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (Unaudited)
                             (In thousands)




                                                                           Excess
                                                                          of addi-
                                                                           tional
                                                                          pension
                                                                          liability
                                                              Foreign      over
                                                  Retained    currency   intangible
                                 Common  Paid-in  earnings   translation   pension
                          Total   stock  capital  (deficit)  adjustment     asset
                          -----  ------  -------  ---------  ----------   ---------

BALANCE, NOVEMBER 5,1994  $110,868   $98  $105,526    $7,788     $1,857     ($4,401)

Net income                   1,424     -         -     1,424          -          -


Foreign currency
  translation adjustment      (116)    -         -         -      (116)          -
                           --------------------------------------------------------
BALANCE, FEBRUARY 4, 1995 $112,176   $98  $105,526    $9,212     $1,741    ($4,401)
                           ========================================================


BALANCE, NOVEMBER 4, 1995 $113,427   $98  $105,526    $8,800     $3,068    ($4,065)

Net loss                   (13,772)    -         -   (13,772)         -          -


Foreign currency
  translation adjustment    (1,083)    -         -         -     (1,083)         -
                           -------------------------------------------------------
BALANCE, FEBRUARY 3, 1996  $98,572   $98   $105,526  ($4,972)    $1,985    ($4,065)
                           =======================================================

                      See notes to consolidated financial statements.

                        CHIC BY H.I.S, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ========================================


Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.


RESTRUCTURING CHARGE. The Company has decided to restructure certain manufacturing operations due to the continuing softness in the retail market. Such restructuring includes the closing of a certain manufacturing facility and an accompanying reduction in the workforce of other facilities. The Company intends to close the Hohenwald, Tennessee facility, resulting in the termination of approximately 400 employees, and reduce the workforce throughout the Company by a total of 943 employees. In connection with the restructuring, the Company has taken a restructuring charge against earnings in the amount of $15 million, consisting of the following:

                                                                   (In 000's)
Write-off of property, plant and equipment                             $8,300
Write-off of deferred financing costs related to plant expansion        2,000
Write-off costs related to downsizing of production                     1,800
Other anticipated plant closing cost to be incurred                     2,900

                                                                       15,000

Substantially all of the restructuring charge represents non-cash items related to the write-off of production assets, the revaluation of inventory and the write-off of deferred financing costs. In recent years, the Company incurred financing costs related to the issuance of a series of industrial revenue bonds and senior notes utilized for plant and capacity expansion. The restructuring, which the Company expects to be completed by May 1, 1996, is expected to result in cost savings to the Company in excess of $3.6 million over the next 12 months.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES






Item 2:       Management's discussion and
              analysis of financial condition
              and results of operations



GENERAL

As a designer, manufacturer and marketer of moderately priced, basic style male and female denim jeans, casual pants and shorts, Chic by H.I.S, Inc. (the "Company") believes that its products constitute basic apparel and, as such, generally do not depend upon impulse buying or high fashion trends. The Company distributes its products primarily through mass merchandisers which constitute the Company's traditional channel of distribution.


The following discussion provides information and analysis of the results of operations of the Company for the thirteen weeks ended February 3, 1996 and February 4, 1995 and its liquidity and capital resources.

                       CHIC BY H.I.S, INC. AND SUBSIDIARIES






          The following table sets forth selected operating data as a percentage of net sales for the periods indicated.

                                        Thirteen weeks ended
                                    ----------------------------
                                       February 3, February 4,
                                           1996        1995
                                       ----------  ----------
Net sales:
  United States                            66.4%         75.9%
  Europe                                   33.6          24.1
                                           ----          ----
  Consolidated                            100.0         100.0

Gross margin:
  United States                            13.0          15.8
  Europe                                   42.2          42.0

  Consolidated                             22.8          22.1

Licensing revenues                          2.3           1.6

Selling, general and administrative
  expenses                                 18.9          19.0

Restructuring charges                      21.2            .0

Operating income                          (15.0)          4.7

Interest and finance costs                  2.6           1.4

Income before provision for
  income taxes and extraordinary item     (17.6)          3.3

Provision for income taxes                  1.8           1.4

Net income                                (19.4)          1.9

                       CHIC BY H.I.S, INC. AND SUBSIDIARIES

Thirteen Weeks ended February 3, 1996 (the "1996 First Quarter") Compared to Thirteen Weeks ended February 4, 1995 (the "1995 First Quarter")


          NET SALES. Net sales for the 1996 First Quarter decreased $5.5 million, or 7.2%, from $76.3 million for the 1995 First Quarter to $70.8 million. United States sales decreased by $10.9 million, or 18.8%, to $ 47.0 million due primarily to the downturn of retail sales. As of February 3, 1996, the Company had a total backlog of confirmed domestic purchase orders of $78.5 million, a decrease of 56.4% compared to $180 million on February 4, 1995. In the 1996 First Quarter, European sales increased by $5.4 million, or 29.3%, to $23.8 million due to continued penetration of the market. As of February 3, 1996, the Company had a backlog of confirmed European purchase orders of $41.8 million deutsche marks, an increase of 5.0% compared to $39.8 million deutsche marks on February 4, 1995. The confirmed European backlog, when converted into U.S. currency at the then prevailing rate, was $28.1 million, an increase of 7.7% compared to $26.1 million on February 4, 1995.

          GROSS PROFIT. Gross profit for the 1996 First Quarter decreased $.7 million, or 4.2%, from $16.9 million in the 1995 First Quarter to $16.2 million, and gross margin increased to 22.8% from 22.1%. United States gross profit decreased $3.1 million from $9.2 million for the 1995 First Quarter to $6.1 million. The reduction of the gross profit amount and as a percentage of net sales in the United States was primarily due to the downturn in the retail market and resultant under utilization of plant capacity. European gross margin increased from 40.2% in the 1995 First Quarter to 42.2% primarily due to product mix and increased market share.

          LICENSING REVENUES. Licensing revenues for the 1996 First Quarter increased $.4 million, or 33.3%, from $1.2 million for the 1995 First Quarter to $1.6 million primarily due to an increase in licensing revenues in the United States from $1.0 million to $1.4 million for the 1996 First Quarter.

          SG&A   EXPENSES.    Selling,  general  and  administrative  expenses
decreased $1.1 million, or 7.6%, to $13.4 million for the 1996 First Quarter primarily due to decreased advertising costs.

          RESTRUCTURING CHARGE. The Company has decided to restructure certain manufacturing operations due to the continuing downturn in the retail market. Such restructuring includes the closing of certain manufacturing facilities and an accompanying reduction in the workforce. In connection with the foregoing the Company has taken a restructuring charge against earnings in the amount of $15 million. The Company believes that these actions will result in cost savings to the Company in excess of $3,600,000 over the next 12 months.

          OPERATING INCOME. Operating income for the 1996 First Quarter decreased $14.2 million from an operating profit of $3.6 million in the 1995 First Quarter to an operating loss of $10.6 million and operating margin decreased from 4.7% to (15.0%), primarily due to the Company's restructuring charges.

          INTEREST AND FINANCE COSTS. Interest and finance costs increased $.8 million or 80.0%, from $1.0 million for the 1995 First Quarter to $1.8 million in the 1996 First Quarter. The increase in interest cost was primarily due to higher levels of borrowings.

          INCOME  TAXES.   The provisions for income taxes for the 1996  First
Quarter was $1.3 million as  compared  to  $1.1  million  for  the  1995 First
Quarter.

                        CHIC BY H.I.S, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

           The Company's principal capital requirements have been to fund working capital needs and capital expenditures. The Company has historically relied primarily on internally generated funds, trade credit, bank borrowings and other debt offerings to finance these needs.

           In the 1996 First Quarter, net cash of $3.3 million was used in operations, as compared to $23.1 million in the 1995 First Quarter. The net cash used in operations was primarily attributable to the net loss of $1.2 million, net of non-cash restructuring charges and depreciation and amortization, the decrease in accounts payable and accrued expenses of $5.5 million and the increase in accounts receivable of $1.0, which was partially offset by the decrease in inventories of $6.3 million. The increase in accounts receivable is primarily attributable to late shipments in the quarter. The decrease in the accrued expenses is primarily due to the payment of vacation benefits accrued at the year end in December 1995. The decrease in the inventories is primarily attributable to a reduction in the quantity and average unit cost of finished goods. These changes are not believed to represent a permanent trend in the Company's operations.

           Net cash used in investing activities decreased by $2.0 million in the 1996 First Quarter to $1.9 million as compared to $3.9 million in the 1995 First Quarter. Cash used in investing activities has been primarily attributable to the acquisition and renovation of manufacturing, laundry and warehouse facilities. These investments were primarily financed by the proceeds of industrial development revenue bonds (IRBs). The Company has no material outstanding capital expenditure commitments.

           Net cash used by financing activities was $.2 million in the 1996 First Quarter, as compared to $14.2 million provided by financing activities in the 1995 First Quarter. The cash provided by financing operations in the 1995 First Quarter was primarily attributable to the increase in borrowings under the Company's domestic revolving credit line of $13.0 million. During the 1996 First Quarter, the Company reduced borrowings under its domestic revolving credit line by approximately $3.5 million, which was offset by increases in its borrowings against its foreign financing agreements.

           As of February 3, 1996, the Company had credit agreements providing a $37.5 revolving line of credit, a $10.0 million in senior term loan, and $43.0 million in senior notes payable. As of February 3, 1996, $3.0 million was outstanding on the revolving line of credit. In addition, the Company had $26.2 million of IRBs outstanding at February 3, 1996, the proceeds of which have been used to finance plant expansions. The Company also has foreign financing agreements with three banks providing term loans aggregating 7,750,000 deutsche marks (approximately $5,230,000, based on the February 3, 1996 foreign currency exchange rate) and lines of credit aggregating 18 million deutsche marks (approximately $12,150,000, based on the February 3, 1996 foreign currency exchange rate). Approximately $3.5 million was outstanding against the foreign lines of credit as of February 3, 1996.

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

                       CHIC BY H.I.S, INC. AND SUBSIDIARIES



     Part II OTHER INFORMATION

     Item 6.EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 None

            (b)  Reports on Form 8-K

                 None

                                    SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                        CHIC BY H.I.S, INC.




Dated:  May 6, 1996                  By: /S/ BURTON M. ROSENBERG
                                        ---------------------------------
                                             Burton M. Rosenberg
                                             Chief Executive Officer





Dated:  May 6, 1996                  By: /S/ JOHN CHIN
                                        ---------------------------------
                                             John Chin
                                             Chief Financial Officer