Form 10-Q
period 1996-05-04
CHIC BY H I S INC
filed 1996-06-18
CIK 895519

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                    ---------
                                    FORM 10-Q


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Quarter Ended May 4, 1996
                           Commission File No. 1-11722


                              CHIC BY H.I.S, INC.


            (Exact name of registrant as specified in its charter)


          Delaware                                     13-3494627
(State of Incorporation)                            (I.R.S. Employer
                                                   Identification No.)



1372 Broadway, New York, New York                            10018
(Address of principal executive offices)                  (Zip Code)


          (212) 302-6400


Registrant's telephone number,
including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                 Yes   X         No
                                                    -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




                                                             Shares
       DATE                        CLASS                   OUTSTANDING
  June 17, 1996        Common Stock, $.01 Par Value         9,753,868

                                CHIC BY H.I.S, INC.

                                      INDEX



                                                                 PAGE



Part I.Financial Information

     Item 1:  Financial Statements (unaudited):

              Consolidated Balance Sheets at
                May 4, 1996 and November 4, 1995                   3

              Consolidated Statements of Operations
                for the twenty-six weeks ended May 4,
                1996 and May 6, 1995                               4

              Consolidated Statements of Operations
                for the thirteen weeks ended May 4,
                1996 and May 6, 1995                               5

              Consolidated Statements of Cash Flows
                for the twenty-six weeks ended
                  May 4, 1996 and May 6, 1995                      6

              Consolidated Statements of Stockholders'
                Equity for the twenty-six weeks ended
                May 4, 1996 and May 6, 1995                        7

              Notes to Consolidated Financial Statements           8

     Item 2:  Management's Discussion and Analysis of
              Financial Condition and Results of Operations      9-13

Part II.Other Information

     Item 5:  Special Note Regarding Forward-Looking Statements  14-15

     Item 6:  Exhibits and Reports on Form 8-K                    16

              Signature Page                                      17

                       CHIC BY H.I.S, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                           ----------------------------
                           ----------------------------

                                             May 4,1996    November 4,
                                            (UNAUDITED)       1995
                                            -----------    -----------
              ASSETS
              ------
CURRENT:
  Cash and cash equivalents                   $ 16,663     $  15,197
  Accounts receivable (net of
  reserve for possible losses)                  38,289        40,181
  Inventories                                   82,332        95,623
  Prepaid expenses and other
    current assets                               9,463         7,638
                                              --------     ---------
          TOTAL CURRENT ASSETS                 146,747       158,639

PROPERTY, PLANT AND EQUIPMENT, at
  cost, less accumulated depreciation           71,479        76,017

INTANGIBLE ASSETS                                  528           528

DEFERRED FINANCING COSTS                         1,224         3,225

RESTRICTED FUNDS HELD BY TRUSTEE                     0           409

OTHER ASSETS                                     1,199           707
                                             ---------     -----------
          TOTAL ASSETS                        $221,177     $ 239,525
                                             ---------     -----------
                                             ---------     -----------

           LIABILITIES AND
        STOCKHOLDERS' EQUITY
        --------------------
CURRENT:
  Revolver debt                                     $0        $6,500
  Obligations under capital leases                 872           702
  Accounts payable                              17,997        13,515
  Accrued liabilities
    Payroll, payroll taxes and commissions       5,125         4,191
    Income taxes                                 2,423         1,997
    Other                                        5,598         8,340
                                                ------        ------
          TOTAL CURRENT LIABILITIES             32,015        35,245
                                                ------        ------
NONCURRENT:
  Long-term debt                                84,140         84,663
  Obligation   under  capital  leases            1,780          1,598
  Pension liability                              4,592          4,592

          TOTAL NONCURRENT LIABILITIES          90,512         90,853
                                                ------         ------
STOCKHOLDERS' EQUITY                            98,650        113,427

          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY             $ 221,177      $ 239,525
                                             ---------      ---------
                    See notes to consolidated financial statements       3

                        CHIC BY H.I.S, INC. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (In thousands except share and per share data)
                           ----------------------------


                                       Twenty-six      Twenty-six
                                       weeks ended     weeks ended
                                           May 4,          May 6,
                                            1996            1995
                                       -----------     -----------
NET SALES                               $  155,173       $ 183,712

COST OF GOODS SOLD                         120,470         145,721
                                       -----------     -----------
          Gross profit                      34,703          37,991

LICENSING REVENUES                           2,898           2,524
                                       -----------     -----------

                                            37,601          40,515

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                  29,794          31,569

RESTRUCTURING CHARGES                       15,000               0
                                       -----------     -----------
OPERATING INCOME (LOSS) BEFORE INTEREST
  AND FINANCE COSTS                         (7,193)          8,946

LESS:  interest and finance cost             3,481           2,587
                                       -----------     -----------
          Income (loss) before
            provision for income taxes     (10,674)          6,359

PROVISION FOR INCOME TAXES                   2,423           2,560
                                       ------------    -----------
NET INCOME (LOSS)                         $(13,097)         $3,799
                                       ------------    -----------

PER SHARE DATA:
  Net income (loss)                         $(1.34)           $.39
                                       ------------    -----------
  Average outstanding common shares      9,753,868       9,753,868
                                       ------------    -----------


                      See notes to consolidated financial statements.      -4-

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (In thousands except share and per share data)
                           ----------------------------


                                       Thirteen weeks  Thirteen weeks
                                            ended           ended
                                           May 4,          May 6,
                                            1996            1995
                                       --------------  --------------
NET SALES                              $    84,344     $   107,405

COST OF GOODS SOLD                          65,814          86,298
                                       -----------     -----------
          Gross profit                      18,530          21,107

LICENSING REVENUES                           1,279           1,321
                                       -----------     -----------
                                            19,809          22,428

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                  16,379          17,059
                                       -----------     -----------
OPERATING INCOME BEFORE INTEREST
  AND FINANCE COSTS                          3,430           5,369

LESS:  interest and finance cost             1,618           1,539
                                       -----------     -----------
          Income before
            provision for income taxes       1,812           3,830

PROVISION FOR INCOME TAXES                   1,137           1,455
                                       -----------     -----------
NET INCOME                                    $675          $2,375
                                       -----------     -----------

PER SHARE DATA:
  Net income                                  $.07            $.24
                                       -----------     -----------
                                       -----------     -----------
  Average outstanding common shares      9,753,868       9,753,868
                                       -----------     -----------

                      See notes to consolidated financial statements.       - 5-

                           CHIC BY H.I.S, INC. AND SUBSIDIARIES


                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                     (In thousands)
                              ----------------------------



                                         Twenty-six      Twenty-six
                                         weeks ended     weeks ended
                                           May 4,          May 6,
                                            1996            1995
                                         ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $(13,097)       $  3,799
Adjustments  to  reconcile                ---------       --------
net income (loss) to
    net cash used in operating
    activities:
    Non-cash restructuring charges            9,937             0
      Depreciation and amortization           1,327         2,993
      Deferred interest                       1,531           859
      Decrease (increase) in:
        Accounts receivable                   1,892        (5,738)
        Inventories                          13,291       (31,700)
        Prepaid expenses and other           (1,825)       (3,075)
        Other assets                           (492)          478
      Increase (decrease) in:
        Accounts payable                      4,482         6,005
        Accrued liabilities                  (3,379)       (2,693)
                                           ---------      --------
          Total adjustments                  26,764       (32,871)
                                           ---------      --------
          Net cash provided by (used in)
            operating activities             13,667       (29,072)
                                           ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment (3,297)      (11,786)
                                            --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in foreign bank debt                 (98)            0
  Increase (decrease) in loans under revolver(6,500)       21,400
  Increase (decrease) in long term debt           0            40
  Repayment of long term debt                     0          (440)
  Proceeds from industrial development revenue
  bonds                                           0         7,671
  Deferred financing costs                      (58)         (337)
  Principal payments under capitalized leases  (469)         (490)
  Due from trustee                              409             0
                                             -------       -------
          Net cash provided by (used in)
            financing activities             (6,716)        27,844
                                             -------       -------

INCREASE (DECREASE) IN CASH                   3,654       (13,014)

Effect of exchange rates on cash             (2,188)        2,389

CASH AND CASH EQUIVALENTS, beginning of
period                                        15,197       19,952
                                             -------       -------

CASH AND CASH EQUIVALENTS, end of period     $16,663       $9,327
                                             -------       -------


Non-cash Financing Activity:
      In 1996, the Company incurred capital lease additions of approximately $821,000.

                      See notes to consolidated financial statements.       - 6-

                           CHIC BY H.I.S, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (Unaudited)
                                  (In thousands)



                                                                           Excess
                                                                        of additional
                                                                          pension
                                                                         liability
                                                               Foreign      over
                                                  Retained    currency   intangible
                                  Common Paid-in  earnings   translation   pension
                          Total   stock  capital  (deficit)  adjustment    asset
                          ------- ------ -------  ---------  ----------- ------------


BALANCE,NOVEMBER 5, 1994  $110,868 $98   $105,526    $7,788     $1,857     ($4,401)

Net income                   3,799   -          -     3,799          -           -

Foreign currency
   translation adjustment    1,888   -          -         -      1,888           -
                          --------  ---   --------   -------     ------     ---------

BALANCE, MAY 6, 1995      $116,555  $98   $105,526   $11,587     $3,745     ($4,401)
                          --------  ---   --------   -------     ------     ---------
                          --------  ---   --------   -------     ------     ---------

BALANCE, NOVEMBER 4, 1995 $113,427  $98   $105,526    $8,800     $3,068     ($4,065)

Net loss                  (13,097)    -          -   (13,097)         -

Foreign currency
   translation adjustment  (1,680)    -          -         -     (1,680)          -
                          --------  ---   --------   --------    ------     --------

BALANCE, MAY 4, 1996       $98,650  $98   $105,526   ($4,297)    $1,388     ($4,065)
                          --------  ---   --------   --------    ------     --------
                          --------  ---   --------   --------    ------     --------

                      See notes to consolidated financial statements.        -7-

                        CHIC BY H.I.S, INC. AND SUBSIDIARIES


                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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


RESTRUCTURING CHARGE. The Company has restructured certain manufacturing operations due to the continuing softness in the retail market. Such restructuring includes the closing of a certain manufacturing facility and an accompanying reduction in the workforce of other facilities. The Company closed the Hohenwald, Tennessee facility, resulting in the termination of approximately 400 employees, and reduce the workforce throughout the Company by a total of 943 employees. In connection with the restructuring, the Company has taken a restructuring charge against earnings in the amount of $15 million, consisting of the following:

                                                        (In 000's)
Write-off of property, plant and equipment               $8,300
Write-off of deferred financing costs related to plant
expansion                                                 2,000
Write-off costs related to downsizing of production       1,800
Other anticipated plant closing cost to be incurred       2,900

                                                         15,000

Substantially all of the restructuring charge represents non-cash items related to the write-off of production assets, the revaluation of inventory and the write-off of deferred financing costs. In recent years, the Company incurred financing costs related to the issuance of a series of industrial revenue bonds and senior notes utilized for plant and capacity expansion. The restructuring, which the Company completed May 1, 1996, is expected to result in cost savings to the Company in excess of $3.6 million over the next 12 months.

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


The following discussion provides information and analysis of the results of operations of the Company for the twenty-six and thirteen weeks ended May 4, 1996 and May 6, 1995 and its liquidity and capital resources.

                           CHIC BY H.I.S, INC. AND SUBSIDIARIES


          The following table sets forth selected operating data as a percentage of net sales for the periods indicated.

                          Twenty-six weeks ended    Thirteen weeks ended
                          ----------------------    ---------------------
                             May 4, May 6,            May 4   May 6,
                             1996    1995             1996    1995
                            ------  ------           ------   ------
Net sales:
United States                65.7%  75.4%             65.1%    75.1%
  Europe                     34.3   24.6              34.9     24.9
                            ------  -----            ------   ------
Consolidated                100.0   100.0             100.0    100.0

Gross margin:
  United States              12.9   13.9              12.7     12.6
  Europe                     40.6   41.3              39.2     40.9
  Consolidated               22.4   20.7              22.0     19.7

Licensing revenues            1.9    1.4              1.5      1.2

Selling, general and
administrative expenses      19.2   17.2              19.4     15.9

Restructuring charges         9.7     .0                 0        0
Operating income            (4.6)    4.9               4.1      5.0

Interest and finance costs    2.2    1.4               1.9      1.4

Income before provision for
  income taxes and
 extraordinary item         (6.8)    3.5               2.2      3.6

Provision for income taxes    1.6    1.4               1.3      1.4

Net income                  (8.4)%   2.1%               .9%     2.2%

                           CHIC BY H.I.S, INC. AND SUBSIDIARIES


Twenty-six  Weeks  ended May 4, 1996 Compared to Twenty-six Weeks ended May 6,
1995

          NET SALES. Net sales for the twenty-six weeks ended May 4,1996 decreased $28.5 million, or 15.5%, from $183.7 million for the twenty-six weeks ended May 6,1995 to $155.2 million. United States sales decreased by $36.7 million, or 26.5%, to $ 101.9 million due primarily to the downturn of retail sales. As of May 4, 1996, the Company had a total backlog of confirmed domestic purchase orders of $129.6 million, a decrease of 30.5% compared to $186.5 million on May 6, 1995. In the twenty-six weeks ended May 4,1996, European sales increased by $8.2 million, or 18.2%, to $53.3 million due to continued penetration of the European market. As of May 4, 1996, the Company had a backlog of confirmed European purchase orders of 60.9 million deutsche marks, an increase of 1.5% compared to 60.0 million deutsche marks on May 6, 1995. The confirmed European backlog, when converted into U.S. currency at the then prevailing rate, was $39.9 million, a decrease of 2.0% compared to $40.7 million on May 6, 1995.

          GROSS PROFIT. Gross profit for the twenty-six weeks ended May 4,1996 decreased $3.3 million, or 8.7%, from $38.0 million in the twenty-six weeks ended May 6,1995 to $34.7 million, and gross margin increased to 22.4% from 20.7%. United States gross profit decreased $6.2 million from $19.3 million for the twenty-six weeks ended May 6, 1995 to $13.1 million. The reduction of the gross profit amount and as a percentage of net sales in the United States was primarily due to the downturn in the retail market and resultant under utilization of plant capacity. European gross margin decreased from 41.3% in the twenty-six weeks ended May 6, 1995 to 40.6% primarily due to product mix.

          LICENSING REVENUES. Licensing revenues for the twenty-six weeks ended May 4,1996 increased $.4 million, or 16.0%, from $2.5 million for the twenty-six weeks ended May 6, 1995 to $2.9 million primarily due to an increase in licensing revenues in the United States.

          SG&A  EXPENSES.   Selling,  general   and   administrative  expenses
decreased $1.8 million, or 5.7%, to $29.8 million for the twenty-six weeks ended May 4, 1996 primarily due to decreased advertising costs.

          RESTRUCTURING CHARGE. The Company has restructured certain manufacturing operations due to the continuing softness in the retail market. Such restructuring includes the closing of a certain manufacturing facility and an accompanying reduction in the workforce of other facilities. The Company closed the Hohenwald, Tennessee facility, resulting in the termination of approximately 400 employees, and reduce the workforce throughout the Company by a total of 943 employees. In connection with the foregoing, the Company has taken a restructuring charge against earnings in the amount of $15 million. The Company believes that these actions will result in cost savings to the Company in excess of $3.6 million over the next 12 months.

          OPERATING INCOME. Operating income for the twenty-six weeks ended May 4,1996 decreased $16.1 million from an operating profit of $8.9 million in the twenty-six weeks ended May 6,1995 to an operating loss of $7.2 million and operating margin decreased from 4.9% to (4.6%), primarily due to the Company's restructuring charges.

          INTEREST AND FINANCE COSTS. Interest and finance costs increased $.9 million or 34.6%, from $2.6 million for the twenty-six weeks ended May 6,1995 to $3.5 million in the twenty-six weeks ended May 4,1996. The increase in interest cost was primarily due to higher levels of borrowings.

          INCOME  TAXES.   The  provisions for income taxes for the twenty-six
weeks ended May 4,1996 was $2.4 million as compared to $2.6 million for the twenty-six weeks ended May 6,1995.

                        CHIC BY H.I.S, INC. AND SUBSIDIARIES

Thirteen Weeks ended May 4, 1996 (the "1996 Second Quarter") Compared to Thirteen Weeks ended May 6, 1995 (the "1995 Second Quarter")


          NET SALES. Net sales for the 1996 Second Quarter decreased $23.1 million, or 21.5%, from $107.4 million for the 1995 Second Quarter to $84.3 million. United States sales decreased by $25.8 million, or 32.0%, to $54.9 million due primarily to the downturn of retail sales. In the 1996 Second Quarter, European sales increased by $2.1 million, or 10.1%, to $29.4 million due to continued penetration of the European market.

          GROSS PROFIT. Gross profit for the 1996 Second Quarter decreased $2.6 million, or 12.3%, from $21.1 million in the 1995 Second Quarter to $18.5 million, and gross margin increased to 22.0% from 19.7%. United States gross profit decreased $3.2 million from $10.2 million for the 1995 Second Quarter to $7.0 million. The reduction of the gross profit amount and as a percentage of net sales in the United States was primarily due to the downturn in the retail market and resultant under utilization of plant capacity. European gross margin decreased from 40.9% in the 1995 Second Quarter to 39.2% primarily due to product mix.

          LICENSING REVENUES. Licensing revenues for the 1996 Second Quarter remained flat at $1.3 million as compared to $1.3 million for the 1995 Second Quarter. Licensing revenues in the United States increased from $1.2 million to $1.3 million for the 1996 Second Quarter. European licensing revenues decreased $.1 million for the 1996 Second Quarter.

          SG&A  EXPENSES.    Selling,   general  and  administrative  expenses
decreased $.7 million, or 4.1%, to $16.4 million for the 1996 Second Quarter primarily due to decreased advertising costs.

          OPERATING INCOME. Operating income for the 1996 Second Quarter decreased $2.0 million from an operating profit of $5.4 million in the 1995 Second Quarter to an operating profit of $3.4 million and operating margin decreased from 5.0% to 4.1%, primarily due to the continued softness at retail.

          INTEREST AND FINANCE COSTS. Interest and finance costs increased $.1 million or 6.7%, from $1.5 million for the 1995 Second Quarter to $1.6 for the 1996 Second Quarter. The increase in interest cost was primarily due to higher levels of borrowings.

          INCOME TAXES. The provisions for income taxes for the 1996 Second Quarter was $1.1 million as compared to $1.5 million for the 1995 Second Quarter.

                           CHIC BY H.I.S, INC. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

           The Company's principal capital requirements have been to fund working capital needs and capital expenditures. The Company has historically relied primarily on internally generated funds, trade credit, bank borrowings and other debt offerings to finance these needs.

           In the 1996 Twenty-six weeks ended May 4, 1996, net cash of $13.7 million was provided in operations, as compared to $29.1 million net cash used in the Twenty-six weeks ended May 6, 1995. The net cash provided by operations was primarily attributable to the decrease in accounts receivable of $1.9 million, the decrease in inventories of $13.3 million and the increase in accounts payable and accrued expenses of $1.1 million, partially offset by the increase in prepaid and other assets of $2.3 million. The decrease in account receivable is primarily attributable to lower shipments in the quarter. The decrease in accrued expenses is primarily due to the payment of vacation benefits accrued at the year end in December 1995. The decrease in the inventories is primarily attributable to a reduction in the quantity and average unit cost of finished goods. These changes are not believed to represent a permanent trend in the Company's operations.

           Net cash used in investing activities decreased by $8.5 million in the Twenty-six weeks ended May 4, 1996 to $3.3 million as compared to $11.8 million in the Twenty-six weeks ended May 6, 1995. Cash used in investing activities has been primarily attributable to the acquisition and renovation of manufacturing, laundry and warehouse facilities. These investments were primarily  financed  by  the  proceeds of industrial development revenue  bonds
(IRBs).   The  Company  has  no  material   outstanding   capital   expenditure
commitments.

           Net cash used by financing activities was $6.7 million in the Twenty-six weeks ended May 4, 1996, as compared to $27.8 million provided by financing activities in the Twenty-six weeks ended May 6, 1995. The cash used in financing operations in the Twenty-six weeks ended May 4, 1996 was primarily attributable to the repayment of revolver borrowings.

           As of May 4, 1996, the Company had credit agreements providing a $37.5 million revolving line of credit, a $10.0 million in senior term loan, and $43.0 million in senior notes. As of May 4, 1996, there were no outstanding borrowings on the revolving line of credit. In addition, the Company had $26.2 million of IRBs outstanding at May 4, 1996, the proceeds of which have been used to finance plant expansions. The Company also has foreign financing agreements with three banks providing term loans aggregating 7.6 million deutsche marks (approximately $5.0 million, based on the May 4, 1996 foreign currency exchange rate) and lines of credit aggregating 18 million deutsche marks (approximately $11.8 million, based on the May 4, 1996 foreign currency exchange rate). Approximately $5.0 million was outstanding against the foreign lines of credit as of May 4, 1996.

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

                           CHIC BY H.I.S, INC. AND SUBSIDIARIES


     Part II OTHER INFORMATION

     Item 5: SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Except for the historical information contained in this filing, the matters discussed herein are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those set forth below under the heading "Additional Cautionary Statements" as well as the following: general economic and business conditions; industry capacity; fashion, apparel and other industry trends; competition; overseas expansion; the loss of major customers; changes in demand for the Company's products; cost and availability of raw materials; changes in business strategy or development plans; quality of management; and availability, terms and deployment of capital. Special attention should be paid to the forward-looking statements contained herein including, but not limited to, statements relating to the Company's ability to obtain sufficient financial resources to meet its capital expenditure and working capital needs, financial risks associated with customers experiencing financial difficulties, the benefits expected to be derived from the restructuring described in this report, international expansion and competition.

Additional Cautionary Statements

          DEPENDENCE ON MAJOR CUSTOMERS. The Company's two largest customers, Kmart Corporation ("K-Mart") and Target, a division of Dayton Hudson Corporation ("Target"), together accounted for approximately 35% and 37% of the Company's consolidated net sales during fiscal 1994 and fiscal 1995, respectively. Each of these customers accounted for more than ten percent of the Company's consolidated net sales in such periods. The loss of either K-Mart or Target could have an adverse effect on the results of the Company's operations. In addition, several of the Company's licensees sell products bearing the Company's trademarks to the same retailers, including K-Mart. The Company has no long-term commitments or long-term contracts with any of its customers.

          RECENT APPAREL INDUSTRY TRENDS. Competition in the apparel industry has been exacerbated by the recent consolidations and closings of major stores. Like many of its competitors, the Company sells to certain retailers who have recently experienced financial difficulties and some of whom are currently operating under the protection of the federal bankruptcy laws. Although the Company monitors the financial condition of its customers, the Company cannot predict what effect, if any, the financial condition of such customers will have on the Company. The Company believes that developments to date within these companies have not had a material adverse effect on the Company's financial position or results of operations. Although the Company currently does not manufacture in foreign countries for the domestic market, as new opportunities arise for manufacturing in foreign countries for the domestic market (either through subcontractors or on a direct basis), such as opportunities presented by the North American Free Trade Agreement or changes in international economic conditions, the Company and its competitors may avail themselves of any advantages of manufacturing in foreign countries, which may tend to increase competition. In this regard, the Company is currently seeking to establish manufacturing operations in Mexico.

          NATURE OF INDUSTRY; DEPENDENCE ON JEANS. The apparel industry is highly competitive and characterized generally by ease of entry. Many of the Company's competitors are substantially larger and have greater financial, marketing and other resources than the Company. The Company's revenues are derived principally from sales of jeans products. Although the Company's products for the domestic market

                     CHIC BY H.I.S, INC. AND SUBSIDIARIES

have historically been less sensitive to fashion trends than higher fashion lines, the apparel industry is subject to rapidly changing consumer preferences, which may have an adverse effect on the results of the Company's operations if the Company materially misjudges such preferences.

          DEPENDENCE ON KEY PERSONNEL. The Company depends on the services of certain key personnel, including Mr. Burton M. Rosenberg, the Chairman of the Board and Chief Executive Officer of the Company. The Company believes that the loss of the services of any of these key personnel could have an adverse effect on the results of the Company's operations.

          RISKS OF DOING BUSINESS OVERSEAS. The Company's sales and earnings attributable to its European operations have generally been increasing in recent years and may in the future constitute a greater proportion of the Company's sales and earnings. In general, the Company believes that the demand for jeans in foreign markets is more susceptible to changes in fashion preferences than in the domestic market. In addition, it is not possible to predict accurately the effect that the continued elimination of trade barriers among members of the European Union will have on the Company's operations in Europe. The Company is also expanding its activities in Eastern Europe, where economic, political and financial conditions are changing rapidly, and is currently seeking to establish manufacturing operations in Mexico. In general, there can be no assurance that the results of the Company's European operations or any operations in Mexico that the Company may establish will not be adversely affected by factors such as restrictions on transfer of funds, political instability, competition, the relative strength of the U.S. dollar, changes in fashion preferences and general economic conditions.

          ABSENCE  OF  DIVIDENDS.   The Company has not, in recent years, paid
any cash or other dividends on its Common Stock, and there can be no assurance that the Company will pay cash dividends in the foreseeable future. As a holding company, the ability of the Company to pay dividends is dependent upon the receipt of dividends or other payments from its subsidiaries. The Company's domestic credit agreements (the "Loan Agreements") contain certain limitations on the Company's ability to pay dividends. In addition, an agreement between h.i.s sportswear GmbH, the Company's wholly owned German subsidiary ("Sportswear"), and one of its lenders would prohibit Sportswear from paying dividends to the Company under certain circumstances.

          LEVERAGE AND FINANCIAL COVENANTS. Although the Company's initial public offering in February 1993 and the other components of its refinancing plan (the "Refinancing Plan") improved the Company's operating and financial flexibility, the Company continues to have indebtedness that could adversely affect its ability to respond to changing business and economic conditions. At November 4, 1995, the Company had an aggregate of approximately $86.3 million of indebtedness (including capital leases) outstanding and the Company's stockholders' equity was approximately $113.4 million. In addition, the Company's Loan Agreements contain covenants that impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, create liens, sell assets, engage in mergers or acquisitions, make capital expenditures and pay dividends.

                           CHIC BY H.I.S, INC. AND SUBSIDIARIES


     Item 6.EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits:

                   Exhibit 27 - Financial Data Schedule

              (b)  Reports on Form 8-K:

                   None

                                  SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                        CHIC BY H.I.S, INC.




Dated:June 18, 1996                By:/s/ Burton M. Rosenberg
                                      -----------------------------
                                           Burton M. Rosenberg
                                           Chief Executive Officer





Dated:June 18, 1996                 By:/s/ John Chin
                                       ----------------------------
                                           John Chin
                                           Chief Financial Officer