Form 10-Q
period 1996-08-03
CHIC BY H I S INC
filed 1996-09-17
CIK 895519

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                               FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended August 3, 1996
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


                                                 Yes   X         No
                                                    ------          -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




                                                                 Shares
           Date                         Class                  Outstanding
   September 16, 1996       Common Stock, $.01 Par Value        9,753,868

                           CHIC BY H.I.S, INC.

                                 INDEX




                                                                    Page



Part I.       Financial Information

     Item 1:  Financial Statements (unaudited, except as noted):

              Consolidated Balance Sheets at
                August 3, 1996 and November 4, 1995 (audited)          3

              Consolidated Statements of Operations
                for the thirty-nine weeks ended August 3,
                1996 and August 5, 1995                                4

              Consolidated Statements of Operations
                for the thirteen weeks ended August 3,
                1996 and August 5, 1995                                5

              Consolidated Statements of Cash Flows
                for the thirty-nine weeks ended
                August 3, 1996 and August 5, 1995                      6

              Consolidated Statements of Stockholders'
                Equity for the thirty-nine weeks ended
                August 3, 1996 and August 5, 1995                      7

              Notes to Consolidated Financial Statements               8

     Item 2:  Management's Discussion and Analysis of
              Financial Condition and Results of Operations          9-13

Part II.      Other Information

     Item 5:  Special Note Regarding Forward-Looking Statements     14-15

              Subsequent Events                                       16

     Item 6:  Exhibits and Reports on Form 8-K                        17

              Signature Page                                          18

                 CHIC BY H.I.S, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS
                            (In thousands)



                                           August 3, 1996   November 4,
                                              (UNAUDITED)      1995
              ASSETS
CURRENT:
  Cash and cash equivalents                    $11,045      $ 15,197
  Accounts receivable (net of
    reserve for possible losses)                50,807        40,181
  Inventories                                   70,965        95,623
  Prepaid expenses and other
    current assets                               9,792         7,638
                                               -------      --------
          TOTAL CURRENT ASSETS                 142,609       158,639

PROPERTY, PLANT, EQUIPMENT, AND
  CONSTRUCTION IN PROGRESS
    at cost, less accumulated depreciation      71,898        76,017

INTANGIBLE ASSET                                   528           528

DEFERRED FINANCING COSTS                         1,190         3,225

RESTRICTED FUNDS HELD BY TRUSTEE                     -           409

OTHER ASSETS                                     1,049           707
                                               -------      --------
          TOTAL ASSETS                        $217,274      $239,525
                                              ========      ========

              LIABILITIES AND
           STOCKHOLDERS' EQUITY

CURRENT:
  Revolver debt                              $   5,000     $   6,500
  Obligations under capital leases                 891           702
  Accounts payable                              14,543        13,515
  Accrued liabilities:
    Payroll, payroll taxes and commissions       4,556         4,191
    Income taxes                                 3,977         1,997
    Other                                        6,184         8,340
                                              --------      --------
          TOTAL CURRENT LIABILITIES             35,151        35,245
                                              --------      --------
NONCURRENT:
  Long-term debt                                74,308        84,663
  Obligations under capital leases               1,550         1,598
  Pension liability                              4,592         4,592
                                              --------      --------
          TOTAL NONCURRENT LIABILITIES          80,450        90,853
                                              --------      --------
STOCKHOLDERS' EQUITY                           101,673       113,427
                                              --------      --------
          TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY           $217,274      $239,525
                                              ========      ========





                 See notes to consolidated financial statements.        -3-

                 CHIC BY H.I.S, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
            (In thousands except share and per share data)

                                         Thirty-nine      Thirty-nine
                                         weeks ended      weeks ended
                                          August 3,        August 5,
                                              1996          1995

NET SALES                                 $245,358        $300,735

COST OF GOODS SOLD                         193,111         242,158

          Gross profit                      52,247          58,577
                                          --------        --------
LICENSING REVENUES                           4,393           4,270
                                          --------        --------
                                            56,640          62,847

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                  43,564          48,900

RESTRUCTURING CHARGES                       15,000               0
                                          --------        --------
OPERATING INCOME (LOSS) BEFORE INTEREST
  AND FINANCE COSTS                         (1,924)         13,947

LESS:  interest and finance costs            5,173           4,299
                                          --------        --------
          Income (loss) before
            provision for income
            taxes                           (7,097)          9,648

PROVISION FOR INCOME TAXES                   3,719           3,811
                                          --------        --------
NET INCOME (LOSS)                        $ (10,816)     $    5,837
                                          ========        ========
PER SHARE DATA:

  Net income (loss)                   $      (1.11)     $      .60
                                          --------        --------
  Average outstanding common shares      9,753,868       9,753,868
                                         =========       =========

                 CHIC BY H.I.S, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
            (In thousands except share and per share data)



                                          Thirteen         Thirteen
                                         weeks ended      weeks ended
                                          August 3,        August 5,
                                             1996            1995

NET SALES                                  $90,185        $117,023

COST OF GOODS SOLD                          72,641          96,437
                                          --------        --------
          Gross profit                      17,544          20,586

LICENSING REVENUES                           1,495           1,746
                                          --------        --------
                                            19,039          22,332

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                  13,770          17,331
                                          --------        --------
OPERATING INCOME BEFORE INTEREST
  AND FINANCE COSTS                          5,269           5,001

LESS:  interest and finance costs            1,692           1,712
                                          --------        --------
  Income before provision for income taxes   3,577           3,289

PROVISION FOR INCOME TAXES                   1,296           1,251
                                          ========        ========
NET INCOME                                  $2,281          $2,038
                                          ========        ========

PER SHARE DATA:
  Net income                          $        .23      $      .21
                                          ========        ========
  Average outstanding common shares      9,753,868       9,753,868
                                         =========       =========





     See notes to consolidated financial statements.                  - 5-

                 CHIC BY H.I.S, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                       Thirty-nine     Thirty-nine
                                       weeks ended     weeks ended
                                         August 3,       August 5,
                                           1996            1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $(10,816)         $5,837
                                          --------        --------
    Adjustments to reconcile net income
    or loss to net cash used in operating
    activities:
      Non-cash restructuring charges         9,545               -
      Depreciation and amortization          2,520           4,462
      Deferred interest                          -             614
      Decrease (increase) in:
        Accounts receivable                (10,627)        (18,347)
        Inventories                         24,659         (18,174)
        Prepaid expenses and other          (2,154)         (3,310)
        Other assets                          (342)           (451)
      Increase (decrease) in:
        Accounts payable                     1,029          (3,767)
        Accrued liabilities                    115           2,065
                                          --------        --------
          Total adjustments                 24,745         (36,908)
                                          --------        --------
          Net cash provided by
            (used in) operating activities  13,929         (31,071)
                                          --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant, equipment, and
    construction in progress                (5,010)        (23,700)
                                          --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in loans
    under revolver                          (1,500)          8,000
  Increase (decrease) in long-term debt       (102)         23,000
  Repayment of long-term debt              (10,000)           (440)
  Deferred financing costs                     (58)         (2,014)
  Principal payments under capitalized leases (680)           (661)
  Due from trustee                             409               -
  Proceeds from industrial development
    revenue bonds                                -          11,543

        Net cash provided by (used in)
          financing activities             (11,931)         39,428
                                          --------        --------

DECREASE IN CASH                            (3,012)        (15,343)

Effect of exchange rates on cash            (1,141)          1,712

CASH AND CASH EQUIVALENTS,
  beginning of period                       15,197          19,952
                                          --------        --------

CASH AND CASH EQUIVALENTS, end of period   $11,044          $6,321
                                          ========        ========


Non-cash financing activity:

 In 1996, the Company incurred capital lease additions of approximately
$821,000.


See notes to consolidated financial statements.                 -6-

                  CHIC BY H.I.S, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (Unaudited)
                            (In thousands)


                                                                                        Excess
                                                                                        of addi-
                                                                                        tional
                                                                                        pension
                                                                                       liability
                                                                            Foreign       over
                                                                 Retained   currency   intangible
                                           Common     Paid-in    earnings  translation   pension
                                   Total    Stock     Capital    (Deficit) Adjustment     Asset
BALANCE,  NOVEMBER  5,  1994     $110,868     $98     $105,526     $ 7,788    $1,857     ($4,401)

Net income for the Thirty-nine
     weeks ended August 5, 1995     5,837       -            -       5,837         -           -

Foreign currency
     translation  adjustment        1,389        -           -       1,389         -           -
                                -----------------------------------------------------------------
BALANCE, AUGUST 5, 1995          $118,094      $98     $105,526    $13,625    $3,246     ($4,401)
                                =================================================================

BALANCE,  NOVEMBER  4,  1995     $113,427      $98     $105,526     $8,800    $3,068     ($4,065)

Net income for the Thirty-nine
     weeks ended August 3, 1996   (10,816)       -            -    (10,816)        -           -

Foreign currency
     translation adjustment          (938)       -            -          -      (938)          -
                                -----------------------------------------------------------------
BALANCE, AUGUST 3, 1996          $101,673      $98     $105,526    ($2,016)   $2,130     ($4,065)
                                =================================================================





     See notes to consolidated financial statements.                      -7-

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


RESTRUCTURING CHARGE. The Company has restructured certain manufacturing operations due to the continuing softness in the retail market. Such restructuring includes the closing of a certain manufacturing facility and an accompanying reduction in the workforce of other facilities. The Company closed the Hohenwald, Tennessee facility, resulting in the termination of approximately 400 employees, and reduced the workforce throughout the Company by a total of 943 employees. In connection with the restructuring, the Company has taken a restructuring charge against earnings in the amount of $15 million, consisting of the following:

                                                                   (In 000's)
Write-off of property, plant and equipment                          $8,300
Write-off of deferred financing costs related to plant expansion     2,000
Write-off costs related to downsizing of production                  1,800
Other anticipated plant closing cost to be incurred                  2,900
                                                                   -------
                                                                   $15,000
                                                                   =======

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


The following discussion provides information and analysis of the results of operations of the Company for the thirty-nine and thirteen weeks ended August 3, 1996 and August 5, 1995 and its liquidity and capital resources.

                           CHIC BY H.I.S, INC. AND SUBSIDIARIES




        The following table sets forth selected operating data as a percentage of net sales for the periods indicated.

                        Thirty-nine weeks ended      Thirteen weeks ended
                        -----------------------      --------------------
                                 August 3, August 5,  August 3,  August 5,
                                     1996    1995       1996       1995
Net sales:
United States                        68.0%    76.0%       72.0%   77.0%
 Europe                              32.0     24.0        28.0    23.0
 Consolidated                       100.0    100.0       100.0   100.0

Gross margin:
 United States                       12.2     12.8        11.3    10.9
 Europe                              40.5     40.8        40.4    39.8
 Consolidated                        21.3     19.5        19.5    17.6

Licensing revenues                    1.8      1.4         1.7     1.5

Selling, general and administrative
 expenses                            17.8     16.3        15.3    14.8

Restructuring charges                 6.1        0           0       0
Operating income (loss)               (.8)     4.6         5.9     4.3

Interest and finance costs            2.1      1.4         1.9     1.5

Income (loss) before provision
 for income taxes and
   extraordinary item                (2.9)     3.2         4.0     2.8

Provision for income taxes            1.5      1.3         1.4     1.1

Net income (loss)                    (4.4)%    1.9%        2.6%    1.7%

                           CHIC BY H.I.S, INC. AND SUBSIDIARIES

Thirty-nine Weeks ended August 3, 1996 Compared to Thirty-nine Weeks ended August 5, 1995

        NET  SALES.   Net  sales for the thirty-nine weeks ended August 3,1996
decreased $55.4 million, or 18.4%, from $300.7 million for the thirty-nine weeks ended August 5,1995 to $245.3 million. United States sales decreased by $61.9 million, or 27.1%, to $166.8 million due primarily to the downturn of
retail  sales.   As  of  August  3,  1996, the Company had a total backlog  of confirmed domestic purchase orders of $74.5 million, a decrease of 42.8% compared to $130.3 million on August 5, 1995. In the thirty-nine weeks ended August 3,1996, European sales increased by $6.5 million, or 9.0%, to $78.5 million due to continued penetration of the European market. As of August 3, 1996, the Company had a backlog of confirmed European purchase orders of 40.9 million deutsche marks, an increase of 9.9% compared to 37.2 million deutsche marks on August 5, 1995. The confirmed European backlog, when converted into U.S. currency at the then prevailing rate, was $27.7 million, an increase of 3.4% compared to $26.8 million on August 5, 1995.

        GROSS PROFIT. Gross profit for the thirty-nine weeks ended August 3, 1996 decreased $6.4 million, or 10.9%, from $58.6 million in the thirty-nine weeks ended August 5,1995 to $52.2 million, and gross margin increased to 21.3% from 19.5%. United States gross profit decreased $8.8 million from $29.2 million for the thirty-nine weeks ended August 5, 1995 to $20.4 million. The reduction of the gross profit amount and as a percentage of net sales in the United States was primarily due to the downturn in the retail market and resultant under utilization of plant capacity. European gross margin decreased from 40.8% in the thirty-nine weeks ended August 5, 1995 to 40.5% primarily due to product mix.

        LICENSING REVENUES. Licensing revenues for the thirty-nine weeks ended August 3, 1996 increased $.1 million, or 2.3%, from $4.3 million for the thirty-nine weeks ended August 5, 1995 to $4.4 million primarily due to an increase in licensing revenues in the United States.

        SG&A EXPENSES.  Selling, general and administrative expenses decreased
$5.3  million,  or   10.8%,  to  $43.6 million for the thirty-nine weeks ended
August 3, 1996 primarily due to decreased advertising costs.

        RESTRUCTURING CHARGE. The Company has restructured certain manufacturing operations due to the continuing softness in the retail market. Such restructuring includes the closing of a certain manufacturing facility and an accompanying reduction in the workforce of other facilities. The Company closed the Hohenwald, Tennessee facility, resulting in the termination of approximately 400 employees, and reduced the workforce throughout the Company by a total of 943 employees. In connection with the foregoing the Company has taken a restructuring charge against earnings in the amount of $15 million.

        OPERATING INCOME. Operating income for the thirty-nine weeks ended August 3, 1996 decreased $15.9 million from an operating profit of $13.9 million in the thirty-nine weeks ended August 5,1995 to an operating loss of $2.0 million and operating margin decreased from 4.6% to (.8)%, primarily due to the Company's restructuring charges.

        INTEREST AND FINANCE COSTS. Interest and finance costs increased $.9 million or 20.9%, from $4.3 million for the thirty-nine weeks ended August 5, 1995 to $5.2 million in the thirty-nine weeks ended August 3, 1996. The increase in interest cost was primarily due to higher levels of borrowings.

        INCOME TAXES. The provisions for income taxes for the thirty-nine weeks ended August 3, 1996 was $3.7 million as compared to $3.8 million for the thirty-nine weeks ended August 5, 1995. The provision for income taxes for the thirty-nine weeks ended August 3, 1996 consists primarily of foreign income taxes related to the Company's European operation.

                           CHIC BY H.I.S, INC. AND SUBSIDIARIES

Thirteen Weeks ended August 3, 1996 (the "1996 Third Quarter") Compared to Thirteen Weeks ended August 5, 1995 (the "1995 Third Quarter")

        NET SALES. Net sales for the 1996 Third Quarter decreased $26.8 million, or 22.9%, from $117.0 million for the 1995 Third Quarter to $90.2 million. United States sales decreased by $25.2 million, or 28.0%, to $64.9 million due primarily to the downturn of retail sales. In the 1996 Third Quarter, European sales decreased by $1.6 million, or 5.9%, to $25.3 million.

        GROSS PROFIT. Gross profit for the 1996 Third Quarter decreased $3.1 million, or 15.0%, from $20.6 million in the 1995 Third Quarter to $17.5 million, and gross margin increased to 19.5% from 17.6%. United States gross profit decreased $2.6 million from $9.9 million for the 1995 Third Quarter to $7.3 million. The reduction of the gross profit amount in the United States was primarily due to the downturn in the retail market which resulted in under utilization of plant capacity. European gross margin increased from 39.8% in the 1995 Third Quarter to 40.4% primarily due to product mix.

        LICENSING REVENUES. Licensing revenues for the 1996 Third Quarter decreased $.2 million to $1.5 million for the 1996 Third Quarter as compared to $1.7 million for the 1995 Third Quarter. Licensing revenues in the United States remained flat at $1.5 million. European licensing revenues decreased $.2 million for the 1996 Third Quarter.

        SG&A EXPENSES. Selling, general and administrative expenses decreased $3.5 million, or 20.2%, to $13.8 million for the 1996 Third Quarter primarily due to decreased advertising costs.

        OPERATING INCOME. Operating income for the 1996 Third Quarter increased $.3 million from an operating profit of $5.0 million in the 1995 Third Quarter to an operating profit of $5.3 million and operating margin decreased from 4.3% to 5.8%, primarily due to the continued softness at retail.

        INTEREST AND FINANCE COSTS. Interest and finance costs for the 1996 Third Quarter was $1.7 million as compared to $1.7 million for the 1995 Third Quarter.

        INCOME  TAXES.   The  provisions  for income taxes for the 1996  Third
Quarter  was  $1.3 million as compared to $1.3  million  for  the  1995  Third
Quarter.

                           CHIC BY H.I.S, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal capital requirements have been to fund working capital needs and capital expenditures. The Company has historically relied primarily on internally generated funds, trade credit, bank borrowings and other debt offerings to finance these needs.

        In the Thirty-nine weeks ended August 3, 1996, net cash of $13.9 million was provided by operations, as compared to $31.1 million net cash used in the Thirty-nine weeks ended August 5, 1995. The net cash provided by operations was primarily attributable to the decrease in inventories of $24.7 million and the increase in accounts payable and accrued expenses of $1.1 million, partially offset by the increase in accounts receivable of $10.6 million, and prepaid and other assets of $2.5 million. The increase in account receivable is primarily attributable to higher shipments in the quarter. The decrease in accrued expenses is primarily due to the payment of vacation benefits accrued at the year end in December 1995. The decrease in the inventories is primarily attributable to a reduction in the quantity and average unit cost of finished goods. These changes are not believed to represent a permanent trend in the Company's operations.

        Net cash used in investing activities decreased by $18.7 million in the Thirty-nine weeks ended August 3, 1996 to $5.0 million as compared to $23.7 million in the Thirty-nine weeks ended August 5, 1995. Cash used in investing activities has been expended primarily for the acquisition and renovation of manufacturing, laundry and warehouse facilities. These investments were primarily financed by the proceeds of industrial development revenue bonds (IRBs). The Company has no material outstanding capital expenditure commitments.

        Net cash used by financing activities was $11.9 million in the Thirty-nine weeks ended August 3, 1996, as compared to $39.4 million provided by financing activities in the Thirty-nine weeks ended August 5, 1995. The cash used in financing operations in the Thirty-nine weeks ended August 3, 1996 was used primarily for the repayment of $5 million revolver borrowings and repayment of $10 million long term debt.

        As of August 3, 1996, the Company had credit agreements providing a $37.5 million revolving line of credit, and $43 million in senior notes. As of August 3, 1996, the Company had $5 million of borrowings against the revolving line of credit. In addition, the Company had $21.2 million of IRBs outstanding at August 3, 1996, the proceeds of which have been used to finance plant expansions. The Company also has foreign financing agreements with three banks providing term loans aggregating 7.6 million deutsche marks (approximately $5.2 million, based on the August 3, 1996 foreign currency exchange rate) and lines of credit aggregating 18 million deutsche marks (approximately $10.4 million, based on the August 3, 1996 foreign currency exchange rate). Approximately $5.2 million was outstanding against the foreign lines of credit as of August 3, 1996.

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

                           CHIC BY H.I.S, INC. AND SUBSIDIARIES

  Part II  OTHER INFORMATION

  Item 5:  SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Except for the historical information contained in this filing, the matters discussed herein are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those set forth below under the heading "Additional Cautionary Statements" as well as the following: general economic and business conditions; industry capacity; fashion, apparel and other industry trends; competition; overseas expansion; the loss of major customers; changes in demand for the Company's products; cost and availability or raw materials; changes in business strategy or development plans; quality of management; and availability, terms and deployment of capital. Special attention should be paid to the forward-looking statements contained herein including, but not limited to, statements relating to the Company's ability to obtain sufficient financial resources to meet its capital expenditure and working capital needs, financial risks associated with customers experiencing financial difficulties, the benefits expected to be derived from the restructuring described in this report, international expansion and competition.

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

        RECENT APPAREL INDUSTRY TRENDS. Competition in the apparel industry has been exacerbated by the recent consolidations and closings of major stores. Like many of its competitors, the Company sells to certain retailers who have recently experienced financial difficulties and some of whom are currently operating under the protection of the federal bankruptcy laws. Although the Company monitors the financial condition of its customers, the Company cannot predict what effect, if any, the financial condition of such customers will have on the Company. The Company believes that developments to date within these companies have not had a material adverse effect on the Company's financial position or results of operations. Although the Company currently does not manufacture in foreign countries for the domestic market, as new opportunities arise for manufacturing in foreign countries for the domestic market (either through subcontractors or on a direct basis), such as opportunities presented by the North American Free Trade Agreement or changes in international economic conditions, the Company and its competitors may avail themselves of any advantages of manufacturing in foreign countries, which may tend to increase competition. In this regard, the Company is currently establishing manufacturing operations in Mexico.

                           CHIC BY H.I.S, INC. AND SUBSIDIARIES


        NATURE OF INDUSTRY; DEPENDENCE ON JEANS. The apparel industry is highly competitive and characterized generally by ease of entry. Many of the Company's competitors are substantially larger and have greater financial, marketing and other resources than the Company. The Company's revenues are derived principally from sales of jeans products. Although the Company's products for the domestic market have historically been less sensitive to fashion trends than higher fashion lines, the apparel industry is subject to rapidly changing consumer preferences, which may have an adverse effect on the results of the Company's operations if the Company materially misjudges such preferences.

        DEPENDENCE ON KEY PERSONNEL. The Company depends on the services of certain key personnel, including Mr. Burton M. Rosenberg, the Chairman of the Board and Chief Executive Officer of the Company. The Company believes that the loss of the services of any of these key personnel could have an adverse effect on the results of the Company's operations.

        RISKS OF DOING BUSINESS OVERSEAS. The Company's sales and earnings attributable to its European operations have generally been increasing in recent years and may in the future constitute a greater proportion of the Company's sales and earnings. In general, the Company believes that the demand for jeans in foreign markets is more susceptible to changes in fashion preferences than in the domestic market. In addition, it is not possible to predict accurately the effect that the continued elimination of trade barriers among members of the European Union will have on the Company's operations in Europe. The Company is also expanding its activities in Eastern Europe, where economic, political and financial conditions are changing rapidly, and is currently establishing manufacturing operations in Mexico. In general, there can be no assurance that the results of the Company's European operations or the operations in Mexico that the Company is establishing will not be adversely affected by factors such as restrictions on transfer of funds, political instability, competition, the relative strength of the U.S. dollar, changes in fashion preferences and general economic conditions.

        ABSENCE OF DIVIDENDS. The Company has not, in recent years, paid any cash or other dividends on its Common Stock, and there can be no assurance that the Company will pay cash dividends in the foreseeable future. As a holding company, the ability of the Company to pay dividends is dependent upon the receipt of dividends or other payments from its subsidiaries. The Company's domestic credit agreements (the "Loan Agreements") contain certain limitations on the Company's ability to pay dividends In addition, an agreement between h.i.s sportswear GmbH, the Company's wholly owned German subsidiary ("Sportswear"), and one of its lenders would prohibit Sportswear from paying dividends to the Company under certain circumstances.

        LEVERAGE AND FINANCIAL COVENANTS. Although the Company's initial public offering in February 1993 and the other components of its refinancing plan (the "Refinancing Plan") improved the Company's operating and financial flexibility, the Company continues to have indebtedness that could adversely affect its ability to respond to changing business and economic conditions. At August 3, 1996, the Company had an aggregate of approximately $81.8 million of indebtedness (including capital leases) outstanding and the Company's stockholders' equity was approximately $101.7 million. In addition, the Company's Loan Agreements contain covenants that impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, create liens, sell assets, engage in mergers or acquisitions, make capital expenditures and pay dividends.

                           CHIC BY H.I.S, INC. AND SUBSIDIARIES

SUBSEQUENT EVENTS

         The Company has decided to establish some manufacturing in Mexico for its domestic market. The Company established a Mexican Maquiladora Company and purchased a building which will be renovated into a sewing manufacturing facility.

        The Company has decided to expand its operations into Eastern Europe. The Company has established a subsidiary in Poland, HIS POLSKA. The Polish operation will merchandise, market, and, distribute within the Polish retail market. The manufacturing of the merchandise to be sold will be contracted through HIS GmbH. The selection of Poland was based upon market research, logistic accessibility and a total population of approximately 40 million consumers.

        The  Company's  German  subsidiary  has  decided  to  discontinue  its existing licensing agreement in the Czech Republic. The Company has established an office in Prague, which will merchandise, market, and directly distribute the Company's own products.

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






                                        CHIC BY H.I.S, INC.




Dated:    September 16, 1996       By: /s/ Burton M. Rosenberg
                                       -----------------------
                                           Burton M. Rosenberg
                                           Chief Executive Officer





Dated:   September 16, 1996        By: /s/ John Chin
                                       -----------------------
                                           John Chin
                                           Chief Financial Officer