Form 10-K
period 1996-11-02
CHIC BY H I S INC
filed 1997-01-29
CIK 895519

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED NOVEMBER 2, 1996
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

        As of January 21, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $47,214,492 based upon the closing market price of a share of Common Stock on the New York Stock Exchange as reported by the Wall Street Journal.

        As of January 21, 1997, the registrant had 9,753,868 shares of Common Stock outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

        (1) Portions of the registrant's Annual Report to Stockholders for the fiscal year ended November 2, 1996 are incorporated by reference into Parts I and II hereof.

        (2) Portions of the registrant's Proxy Statement, which has been filed with the Securities and Exchange Commission, for the Annual Meeting of Stockholders to be held on February 28, 1997 are incorporated by reference into
Part III hereof.

                                  * * * * * * *

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Except for the historical information contained or incorporated by reference in this filing, the matters discussed or incorporated by reference herein are forward- looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those set forth below under the heading "Additional Cautionary Statements" as well as the following: general economic and business conditions; industry capacity; fashion, apparel and other industry trends; competition; overseas expansion; the loss of major customers; changes in demand for the Company's products; cost and availability or raw materials; changes in business strategy or development plans; quality of management; and availability, terms and deployment of capital. Special attention should be paid to the forward- looking statements contained herein including, but not limited to, statements relating to the Company's ability to obtain sufficient financial resources to meet its capital expenditure and working capital needs, financial risks associated with customers experiencing financial difficulties, the benefits expected to be derived from the restructuring and Mexican plant opening described in this report, international expansion and competition.

ADDITIONAL CAUTIONARY STATEMENTS

        DEPENDENCE ON MAJOR CUSTOMERS. The Company's two largest customers, Kmart Corporation ("K-Mart") and Target, a division of Dayton Hudson Corporation ("Target"), together accounted for approximately 37% and 38% of the Company's consolidated net sales during fiscal 1995 and fiscal 1996, respectively. Each of these customers accounted for more than ten percent of the Company's consolidated net sales in such periods. The loss of either K-Mart or Target could have an adverse effect on the results of the Company's operations. In addition, several of the Company's licensees sell products bearing the Company's trademarks to the same retailers, including K-Mart. The Company has no long-term commitments or long-term contracts with any of its customers.

        RECENT APPAREL INDUSTRY TRENDS. Competition in the apparel industry has been exacerbated by the recent consolidations and closings of major stores. Like many of its competitors, the Company sells to certain retailers who have recently experienced financial difficulties and some of whom are currently operating under the protection of the federal bankruptcy laws. Although the Company monitors the financial condition of its customers, the Company cannot predict what effect, if any, the financial condition of such customers will have on the Company. The Company believes that developments to date within these companies have not had a material adverse effect on the Company's financial position or results of operations. Although the Company currently does not manufacture in foreign countries for the domestic market, the Company expects to begin manufacturing in fiscal 1997 at a plant in Mexico and, as new opportunities arise for manufacturing in foreign countries for the domestic market (either through subcontractors or on a direct basis), such as opportunities presented by the North American Free Trade Agreement or changes in international economic conditions, the Company and its competitors may avail themselves of any advantages of manufacturing in foreign countries, which may tend to increase competition.

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

        RISKS OF DOING BUSINESS OVERSEAS. The Company's sales and earnings attributable to its European operations have generally been increasing in recent years and may in the future constitute a greater proportion of the Company's sales and earnings. In general, the Company believes that the demand for jeans in foreign markets is more susceptible to changes in fashion preferences than in the domestic market. In addition, it is not possible to predict accurately the effect that the continued elimination of trade barriers among members of the European Union will have on the Company's operations in Europe. The Company is also expanding its activities in Eastern Europe, where economic, political and financial conditions are changing rapidly, and expects to commence manufacturing operations in Mexico in fiscal 1997. In general, there can be no assurance that the results of the Company's European operations or any operations in Mexico that the Company may establish will not be adversely affected by factors such as restrictions on transfer of funds, political instability, competition, the relative strength of the U.S. dollar, changes in fashion preferences and general economic conditions.

        ABSENCE OF DIVIDENDS. The Company has not, in recent years, paid any cash or other dividends on its Common Stock, and there can be no assurance that the Company will pay cash dividends in the foreseeable future. As a holding company, the ability of the Company to pay dividends is dependent upon the receipt of dividends or other payments from its subsidiaries. The Company's domestic credit agreements (the "Loan Agreements") contain certain limitations on the Company's ability to pay dividends In addition, an agreement between the Company's wholly owned German subsidiary ("Sportswear"), and one of its lenders would prohibit Sportswear from paying dividends to the Company under certain circumstances.

        LEVERAGE AND FINANCIAL COVENANTS. Although the Company's initial public offering in February 1993 and the other components of its refinancing plan (the "Refinancing Plan") improved the Company's operating and financial flexibility, the Company continues to have indebtedness that could adversely affect its ability to respond to changing business and economic conditions. At November 2, 1996, the Company had an aggregate of approximately $74.4 million of indebtedness (including capital leases) outstanding and the Company's stockholders' equity was approximately $80.9 million. In addition, the Company's Loan Agreements contain covenants that impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, create liens, sell assets, engage in mergers or acquisitions, make capital expenditures and pay dividends.

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

         The Company designs, manufactures and markets moderately priced, basic style, cotton denim jeans, casual pants and shorts for women, girls, men and boys, which are sold throughout the United States principally through mass merchandisers. The Company also markets similar apparel in Europe, primarily in Germany. In the United States, women's and girls' jeans and casual pants are generally marketed under the CHIC(R) brand name, and men's and boys' jeans and casual pants are generally marketed under the H.I.S(R) brand name, while in Europe all of the Company's apparel is sold under the H.I.S brand name.

         The Company also licenses the use of its trademark, primarily the CHIC brand name, to manufacturers of a variety of products that the Company does not manufacture, including women's sportswear, intimate apparel, shirts, accessories, hosiery and footwear. Many of these products are sold by the same retailers that sell the Company's products and are generally promoted at the retail level in a manner that complements the Company's products. In the United States, the Company sells its apparel primarily to mass merchandisers. The Company's marketing and advertising strategy emphasizes the quality, comfortable fit and competitive pricing of its jeans and pants. The Company believes that its ability to respond quickly to its domestic customers' needs, as a result of its experienced manufacturing capabilities and its state-of-the-art ordering, inventory and management information systems, gives it an advantage over many of its competitors, particularly those which import finished goods. The Company's excellence in servicing mass merchandisers has been recognized by industry-wide awards and, in the opinion of management, is an important asset in maintaining and broadening its business.

         Information with respect to sales, operating income and identifiable assets attributable to each of the Company's geographic areas appears in Note 10 of Notes to Consolidated Financial Statements on page 27 of the Company's Annual Report to Stockholders for the fiscal year ended November 2, 1996 (the "Annual Report to Stockholders") and is incorporated herein by reference.

UNITED STATES OPERATIONS

         The effects of the United States recession, which began in fiscal 1990, were also apparent in fiscal 1991 as United States sales decreased. United States sales increased during fiscal 1992 primarily as a result of greater sales to major mass merchandiser customers, which generally gained market share in the jeans market relative to other retailers, and an improving United States economy. During fiscal 1993, United States sales remained relatively constant. During fiscal 1994, United States sales increased primarily due to increased advertising. During fiscal 1995, United States sales remained relatively constant. During fiscal 1996, United States sales decreased primarily as a result of a shrinking market share and substantial price competition.

         In 1996, the Company made changes in advertising, marketing and manufacturing policies. During the first and fourth quarters of fiscal 1996, management authorized and committed the Company to undertake significant downsizing and operational changes which, during 1996, resulted in restructuring and special charges of $30 million.

         The charge in the first quarter included the closing of certain manufacturing facilities in Tennessee and Kentucky. These first quarter closures resulted in the termination of approximately 940 employees and resulted in a total charge against earnings aggregating $15 million. In the fourth quarter, the Company identified additional manufacturing facilities to be closed. The Company has also started to move certain manufacturing operations to Mexico, although as of November 2, 1996 no actual operations have begun there. The additional closures will result in the termination of approximately 700 employees, and resulted in a total charge against earnings aggregating $15 million.

APPAREL

WOMEN'S AND GIRLS' JEANS

         The Company's principal product line is women's and girls' jeans marketed under the CHIC and CHIC KIDS brand names, respectively, and other brand names owned by the Company, including SUNSET BLUES(R). The Company believes that its women's jeans were the best selling women's jeans to masS merchandisers in the United States in 1996 based on the N.P.D. Report dated July, 1996. The Company's jeans are available in a variety of finishes, such as prewashed and stone washed. By altering the laundry time and ingredients used in the finishing process, the Company is able to produce various colors and shades in denim products.

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

         Currently, the Company's women's jeans are generally priced to sell at retail for between $15.88 and $21.99, with most products priced to sell at retail for $19.99. The Company's girls' jeans are generally priced to sell at retail for between $14.99 and $16.99.

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

         Currently, the Company's women's casual pants are generally priced to sell at retail for between $16.99 and $21.99, with most products priced to sell at retail for $18.99. The Company's women's casual shorts are generally priced to sell at retail for between $12.99 and $14.99; girls' casual pants are generally priced to sell at retail for between $13.99 and $16.99; and girls' casual shorts are generally priced to sell at retail for between $9.99 and $11.99.

WOMEN'S AND GIRLS' JEAN SHORTS

         The Company markets women's and girls' jean shorts under the CHIC and CHIC KIDS brand names, respectively. Traditional five-pocket jean shorts constitute the Company's core product in this line. The Company complements this basic product with jean shorts that are slightly more fashion-oriented. Currently, the Company's women's jean shorts are generally priced to sell at retail for between $14.99 and $18.99. The Company's girls' jean shorts are generally priced to sell at retail for between $14.99 and $17.99.

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

         Currently, the Company's men's jeans are generally priced to sell at retail for between $16.99 and $21.99, with most products priced to sell at retail for $19.99; boys' jeans are generally priced to sell at retail for between $14.99 and $16.99; jean shorts are generally priced to sell at retail for between $14.99 and $16.99; casual pants are generally priced to sell at retail for between $17.99 and $19.99; and casual shorts are generally priced to sell at retail for between $12.99 and $16.99.

SALES AND DISTRIBUTION

         During fiscal 1996, the Company sold its products to more than 3,000 retailers, which the Company believes operate over 16,000 stores in the United States. The Company also started to sell merchandise in the Canadian market. Most of the Company's sales in fiscal 1996 were made to mass merchandisers and the remainder were made primarily to department and specialty stores. Sales of the CHIC and H.I.S product lines to the Company's two largest accounts, Kmart Corporation and Target, accounted for approximately 56% of United States sales.

         Sales are made primarily through the Company's full-time sales force and also through showrooms and trade shows, with an emphasis on selling to mass merchandisers. The Company has a direct sales force, which includes individuals located in the Company's New York City showroom as well as showrooms in Chicago, Dallas and other locations. The Company pays only sales commissions to its salespeople. Although the Company pays a base salary to its regional sales managers, a portion of the income of such managers is in the form of incentive bonuses, traditionally based on increases in the Company's sales. Each salesperson is equipped with a personal computer that has a direct satellite linkup with the mainframe located in the Company's executive offices, which allows each salesperson to access readily various types of information such as product availability. The Company maintains its principal showroom in New York and additional showrooms in Chicago and Dallas to service regional markets.
Each showroom is staffed by local sales representatives.

         The Company currently operates eight retail stores in Tennessee and Kentucky that sell seconds and closeouts of CHIC and H.I.S brand merchandise, including licensed products. At the present time, the Company does not intend to increase significantly the number of its retail stores.

         The Company's warehouse and distribution center facility is located in Bruceton, Tennessee. All sewn goods are shipped from the Company's eleven assembly plants to Bruceton by the Company's own fleet of tractors and trailers and are then washed, either at the Company's facilities or an outside launderer, pressed, warehoused and distributed to the Company's customers throughout the United States and Canada.

         Substantially all of the Company's sales in the United States and Europe are to retailers. For the year ended November 2, 1996, sales to two major customers (with sales in excess of 10% of total sales) approximated 25.5% and 12.2% of consolidated net sales on an individual basis. For the year ended November 4, 1995, sales to two major customers approximated 23.2% and 14.0% on an individual basis. For the year ended November 5, 1994, two major customers accounted for approximately 22.3% and 13.1% of total sales on an individual basis. The receivables from the two major customers at November 2, 1996 represent approximately 41.3% of the total accounts receivable balance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company reviews a customer's credit history before extending credit. An allowance for possible losses is established based upon factors surrounding the credit risk of specific customers, historical trends and other information.


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

         Consumer advertising for the Company's CHIC line of products is done primarily through network and cable television and, to a lesser extent, magazines. National television advertisements are generally run during the fall back-to-school, spring and Christmas selling seasons. Print advertising of the CHIC line consists primarily of spreads in magazines oriented toward women. The Company's advertising of its H.I.S line has been accomplished primarily through the use of print advertising. The Company placed H.I.S advertisements in major national magazines that generally appeal to male readers. The Company targets women in the 18-49 age group for its CHIC brand women's products, with and emphasis on the 18-34 age group, and targets men in the 18-49 age group for its H.I.S brand men's products. The Company believes that consumers of its products are generally in the moderate-income bracket.

         The Company supplements its national advertising campaign through the use of cooperative advertising in radio and newspaper media, in which the Company's products are among those featured by various retailers in their advertisements. Under the Company's cooperative advertising program, which is generally standard in the industry, the Company will pay towards approved advertising up to two percent of the store's total purchases from the Company during the preceding semi-annual period. In addition, the Company advertises to retailers through print advertisements in a variety of trade magazines and newspapers.

         The Company is seeking a larger share of the domestic mass merchandise market for its men's and boys' jeans under the H.I.S brand name. To attain such increase, the Company has allocated a larger portion of its total advertising budget to the H.I.S brand.

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

PRODUCT DESIGN

         The Company's two in-house merchandising groups develop jeans and casual pants product lines, respectively, including the pricing and packaging for each line. The merchandising groups interpret market trends by visiting retail stores throughout the United States, Canada and Europe, attending trade shows, working with textile mills and retailers and conducting market research. The Company also researches and tests denim finishes in its Hickman laundry facility in order to develop new wash finishes to add to the Company's product mix.

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

MANUFACTURING AND RAW MATERIALS

         The Company performs all phases of the manufacturing process in converting raw materials into finished goods. The Company believes that it is the only major manufacturer of moderately priced jeans in the United States to purchase all of its raw materials domestically and to manufacture all of its products in North America. Consequently, the Company enjoys a shorter lead time in filling orders than is usually associated with competitors that rely on imports of finished goods or offshore manufacturing processes.

         The Company currently buys finished fabric in bulk from domestic suppliers and generally has no supply contracts with terms longer than three months. The Company believes that through its domestic suppliers it is able to obtain good quality materials in a timely manner at competitive prices. During fiscal 1996, the Company purchased approximately 40.0% of its raw materials from two suppliers, which were the only companies supplying more than 10% of the Company's raw materials during fiscal 1996. The Company maintains a portion of its inventories in commodity raw materials, which consist mainly of cotton fabrics, including denim and twills. These raw materials, the Company believes, are readily available from numerous domestic and foreign sources. Although the Company relies heavily on certain suppliers for its raw material needs, the Company believes that the loss of any one source of raw materials, though no such loss is presently anticipated, would not have a material adverse effect on its business since many other alternative, comparable sources are readily available.

         The Company operates manufacturing facilities in Tennessee, Alabama, Kentucky and Mississippi. The Company has purchased and is renovating a substantial manufacturing facility in Durango, Mexico. Production from this facility is expected to begin during the second fiscal quarter of 1997 and the production will be used for the United States market. Concurrent with the Company's purchase and renovation of its proposed manufacturing facility in Durango, Mexico, the Company closed certain United States manufacturing facilities and is currently planning to match production with demand by closing additional United States facilities.

         With its manufacturing systems, which the Company believes are state-of-the-art, the Company is usually capable of converting raw material into a finished garment and delivering such garment to the retailer within three weeks from the date the Company receives the retailer's order as compared to importers, which the Company believes generally take eight to ten weeks from the date of order to delivery of a finished garment to the retailer. The Company's facilities and systems, together with exclusively domestic sourcing of fabric and other raw materials, enable it to adapt to changing consumer preferences quickly and to respond swiftly to customer orders. In addition, by reducing the time needed to manufacture a finished garment, the Company is able to keep inventory at minimal levels. By limiting inventory and avoiding many of the shipping and warehousing costs faced by overseas importers, the Company believes that it is currently able to offset any benefits it would derive from reduced labor costs were it to manufacture in overseas countries for the United States market. Although the Company currently has no plans to manufacture in overseas countries for the domestic market, as new opportunities arise for manufacturing in overseas countries for the domestic market (either through subcontractors or owning facilities), the Company intends to evaluate the possible advantages and disadvantages of manufacturing in overseas and other foreign countries.

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

         The Company uses its own fleet of tractors and trailers to pick up raw materials from its suppliers and transport such raw materials to the Company's central manufacturing headquarters in Bruceton, Tennessee. In Bruceton, the fabric is cut and trimmed and then shipped by the Company's fleet to one of the Company's ten assembly plants where the garments are sewn. Assembled garments are then sent to Hickman Laundry for laundry processing and returned to Bruceton for final finishing and pressing.

EUROPEAN OPERATIONS

         In Europe, where mass merchandisers have limited market share, the Company's H.I.S brand jeans are sold primarily through department stores and mail order catalogs. Most of the Company's sales in Europe are made in Germany. European sales in fiscal 1991 increased as a result of the new pricing strategy and market opportunities created by German reunification. The unusually high demand for H.I.S products created in fiscal 1991 by expansion of the German market as a result of the reunification, however, was not duplicated in fiscal 1992 and, aggravated by a weakening German economy, resulted in decreased sales volume. Primarily as a result of increased advertising, European sales increased in fiscal 1993 through fiscal 1996.

         The Company markets women's and men's jeans and casual pants under the H.I.S brand name primarily in Germany and, to a lesser extent, Austria and Switzerland, as well as other European countries. As in the United States, the Company's core business in Europe is basic, five-pocket denim jeans. The Company believes that its jeans were the best selling women's jeans in Germany during fiscal 1996.

         Prior to fiscal 1997, the Company had been licensing the H.I.S brands for sale in the Czech Republic for the previous three years. Commencing fiscal 1997 the Company ended the licensing arrangement and is marketing its products directly with its own contracting, sales force and distribution center.

         The Company believes that in many European countries basic jeans, such as those manufactured by the Company, are perceived to be a fashion item as well as a basic, functional product and are therefore worn in a broader range of settings than in the United States, which contributes to a high level of demand for jeans in Europe. The Company believes that approximately 50 million pairs of women's and men's jeans are sold in Germany each year, and that approximately one-half of such jeans sold do not bear a recognized brand name. Due to their fashion versatility and the absence of mass merchandisers and discount retailers, jeans are priced much higher, in relative terms, at the retail level in Europe than in the United States.

         The Company's European headquarters are located in Garching, Germany (outside of Munich), where the Company has its own staff of merchandising, sales, production, management and finance personnel. The Company does not own any manufacturing facilities in Europe, but currently has long-term agreements with approximately thirty five manufacturers in the Czech Republic, Germany, Greece, Italy, Malta, Portugal, Tunisia and Turkey, where the Company believes quality products can be manufactured at competitive prices. Due to the large number of manufacturers, the Company believes that the termination of any existing manufacturing contract would not have a material adverse effect on its operations. All of the raw materials used to assemble the jeans and pants are purchased by the Company in Europe and are readily available from numerous suppliers. Raw materials are shipped to subcontractors in foreign countries for assembly. Finished goods are shipped by the subcontractors to the Company's distribution center in Garching, Germany for washing, finishing, warehousing and then shipment to the Company's customers.

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

LICENSING

         Pursuant to approximately 30 license agreements between the Company and various manufacturers and/or importers, such licensees produce and market a variety of products under the CHIC name and/or H.I.S name including: sportswear, intimate apparel, accessories, hosiery and footwear. Most of these products complement apparel products marketed by the Company.

         The Company began licensing its trademarks in fiscal 1989. Licensing revenues have increased from approximately $0.8 million in fiscal 1990, the first full year of licensing operations, to approximately $6.4 million in fiscal 1996.

         The current license agreements expire on various dates through 2000. Many of the agreements, however, permit the licensee to renew its agreement, subject to certain conditions, prior to expiration, generally for an additional three-year period. The majority of the agreements require that licensees pay a specified guaranteed minimum royalty to the Company at the beginning of each quarter during the term of the licensing agreement and then pay a certain percentage (generally five percent) of the licensee's net sales of products bearing a trademark licensed by the Company. Such payments are due within 30 days after the end of each quarter, against which amount the guaranteed royalty is deducted. Generally, each licensee is required to spend specified amounts for advertising and promotion of the licensed products and most licensees offer a matching cooperative advertising plan to retailers for advertising in weekly circulars that are used by some retailers to advertise sale items. The Company has received no indication from its licensees that they intend to terminate their licensing agreement with the Company prior to its expiration.

         The Company's strategy is to identify market leaders in their respective fields who will generate increased sales over an extended period of time and entrench the brand names in key categories. The Company often consults with its largest customers to identify and evaluate potentially suitable licensees. In evaluating a potential licensee, the Company considers the experience, financial stability, manufacturing performance and marketing ability of the potential licensee. It also evaluates the marketability of the products proposed to be licensed and the compatibility of such products with other products manufactured or licensed by the Company. The Company believes that strong consumer acceptance of the CHIC and/or H.I.S brand name and the care that the Company uses in selecting suitable licensees have been major contributors to the success of its licensing program.

         During the past year, the Company introduced Men's Knit and Woven Shirts under a licensing agreement with Santana Ltd., a highly regarded importer of Men's Shirts. The Company believes that the expansion of licensed products under the H.I.S. name will have a significant impact on the brand's growth in the future. The Company continues to explore opportunities to expand the H.I.S. licensing program to other related products.

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

         The Company coordinates the efforts of its licensees in a number of ways. The Company communicates its color schemes, styling and market trends to its licensees prior to each season, presents a coordinated in-store presentation of proprietary and licensed products, and coordinates the advertising of the family of CHIC and/or H.I.S. products through planned promotions.

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

         The Company considers its significant competitive advantages to be the high consumer recognition and acceptance of the CHIC brand name and its ability to respond quickly to its customers' needs as a result of the Company's experienced manufacturing capabilities and advanced computer information system. Although brand recognition is an important element of competition in the apparel business, in the mass merchandising retail industry, brand recognition is less significant in the marketing of casual pants than in the marketing of jeans. Most mass merchandisers carry only casual pants bearing their own private label and a limited number, if any, of other brands of casual pants. Consequently, with respect to its mass merchandising customers, the Company's casual pants compete with fewer brands than its jeans.

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

BACKLOG

         The Company's backlog consists of confirmed purchase contracts. At November 2, 1996, the Company had unfilled customer orders of approximately $97.9 million of merchandise, of which approximately $53.2 million were for domestic orders and approximately $44.7 million (based on the exchange rate for the deutsche mark on November 2, 1996) were for European orders, compared to approximately $166.4 million at November 4, 1995, of which approximately $128.5 million were for domestic orders and approximately $37.9 million (based on the exchange rate for the deutsche mark on November 4, 1995) were for European orders. The Company believes that the change in backlog in the United States and Europe is attributable largely to the performance of the Company's products in over-the counter sales by its customers which leads to the placement of future orders. Substantially all of the unfilled orders at November 2, 1996 are expected to be shipped before the end of the Company's fiscal year ending November 1, 1997. The Company believes that in the past it has shipped at least 95% of its confirmed purchase contracts. The Company has not generally experienced difficulty in filling orders on a timely basis.

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

EMPLOYEES

         As of November 2, 1996, the Company employed approximately 3,200 full-time people in the United States, most of whom work in Tennessee. The Company believes that it is one of the largest private employers in the State of Tennessee. As of November 2, 1996, the Company employed approximately 150 people in Europe.

         None of the Company's employees are represented by a union. The Company believes that its relationship with its employees is good.

         The Company believes that all of its manufacturing facilities are in material compliance with applicable occupational health and safety laws.

RECENT DEVELOPMENTS - SUBSEQUENT EVENTS

         In December 1996, the Company negotiated the prepayment of the outstanding balance of the senior notes payable of $43.0 million. The prepayment was funded through the Company's existing revolving credit agreement.

         On January 27, 1997, the Company announced that it had retained a managing underwriter for a proposed initial public offering that will result in the sale by the Company of a significant minority interest in the Company's wholly-owned German subsidiary h.i.s. sportswear GmbH headquartered in Munich. The sale is expected to occur in the second quarter of 1997. Consummation of the sale would be subject to market conditions, approval by the Company's Board of Directors, receipt of a fairness opinion from the Company's financial adviser, execution of an underwriting agreement and other definitive documentation and satisfaction of certain legal and regulatory requirements.

ITEM 2.       PROPERTIES

         The Company owns its principal manufacturing and distribution facilities which are located in Tennessee. The Company leases additional facilities, including its corporate headquarters and showrooms in New
York City, and other offices, factories, warehouses, showrooms and retail stores in the United States, Germany, Austria and Switzerland from unrelated third parties. The Company's principal owned and leased properties are described in the chart below.

                      PRINCIPAL OWNED AND LEASED PROPERTIES

                                                              Location          Square Footage        Owned/Leased
                                                              --------          --------------        ------------
North America
         Manufacturing and Assembly Facilities.........     Belmont, MS            102,900             Leased
                                                            Bruceton, TN           200,094             Owned
                                                            Bruceton, TN           150,000             Owned
                                                            Camden, TN              41,022             Owned
                                                            Durango, Mexico        108,000             Owned
                                                            Fulton, KY              17,000             Leased
                                                            Gleason,TN              53,103             Owned
                                                            Hickman, KY            280,000             Leased
                                                            Monticello, KY          58,000             Owned
                                                            Phil Campbell, AL       48,000             Leased
                                                            Saltillo, TN            48,028             Owned
                                                            South Fulton, TN        70,269             Owned
                                                            Tiptonville, TN         52,790             Owned
                                                            Trezevant, TN           42,008             Owned
         Warehouse and Distribution....................     Bruceton, TN           422,087             Owned
         Showrooms.....................................     Chicago, IL              1,242             Leased
                                                            Dallas, TX               1,325             Leased
                                                            New York, NY             8,721             Leased
         Retail Stores.................................     Bowling Green, KY        7,200             Leased
                                                            Bruceton, TN             5,500             Leased
                                                            Clarksville, IN          6,420             Leased
                                                            Cookeville, KY          11,200             Leased
                                                            Goodlettsville, TN       5,310             Leased
                                                            Louisville, KY           7,100             Leased
                                                            Murfreesboro, TN         5,200             Leased
                                                            Paducah, KY              5,000             Leased
         Machine Shop and Equipment Warehouse..........     Bruceton, TN            41,000             Owned
                                                            Bruceton, TN            12,000             Owned
         Corporate Offices.............................     New York, NY            34,034             Leased
Europe
         Office and Warehouse..........................     Prague, Czech Republic   1,534             Leased
                                                            Garching, Germany      90,000              Leased
                                                            Warsaw, Poland           8,216             Leased
         Showrooms.....................................     Bergheim, Austria        2,000             Leased
                                                            Prague, Czech Republic     347             Leased
                                                            Berlin, Germany            600             Leased
                                                            Munich, Germany          1,500             Leased
                                                            Neuss, Germany           1,100             Leased
                                                            Warsaw, Poland             137             Leased
                                                            Zurich, Switzerland        700             Leased


         The Company believes that its existing facilities are well maintained, in good operating condition and are adequate for its present level of operations and sufficient to accommodate any increased output for the foreseeable future after consideration of the operational changes made during fiscal 1996.

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

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

         The information required by this item is included under the captions "PRICE RANGE OF COMMON STOCK" and "DIVIDEND POLICY" on page 28 of the Annual Report to Stockholders and is incorporated herein by reference.


ITEM 6.       SELECTED FINANCIAL DATA

         The information required by this item is included under the caption "SELECTED CONSOLIDATED FINANCIAL DATA" on page 10 of the Annual Report to Stockholders and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is included under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" on page 11 of the Annual Report to Stockholders and is incorporated herein by reference.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements, notes thereto, report of independent certified public accountants thereon and quarterly financial information (unaudited) appearing in the Annual Report to Stockholders and made a part of the Annual Report to Stockholders are incorporated herein by reference.

         Except as specifically set forth herein and elsewhere in this Form 10-K, no information appearing in the Annual Report to Stockholders is incorporated by reference into this report and the Annual Report to Stockholders shall not be deemed to be filed, as part of this report or otherwise, pursuant to the Securities and Exchange Act of 1934.


ITEM 9.       CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is included under the captions "ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" on pages 5 through 8 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on February 28,1997 (the "1997 Proxy Statement") and is incorporated herein by reference.



ITEM 11.      EXECUTIVE COMPENSATION

         The information required by this item is included under the caption "EXECUTIVE COMPENSATION" on pages 9 through 15 of the 1997 Proxy Statement and is incorporated herein by reference, except that the subsections entitled "Report of Compensation Committee on Executive Compensation" appearing on pages 13 through 14 and "Performance Graph" appearing on page 15 of the 1997 Proxy Statement shall not be deemed to be so incorporated.



ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         The information required by this item is included under the caption "PRINCIPAL STOCKHOLDERS OF THE COMPANY" on pages 3 through 5 of the 1997 Proxy Statement and is incorporated herein by reference.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is included under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" on page 16 of the Company's 1997 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed or incorporated by reference as a part of this report:

              1. The financial statements which are incorporated by reference from the Annual Report to Stockholders pursuant to Item 8 as follows:

                  Report of Independent Certified Public Accountants

                  Consolidated Balance Sheets at November 4, 1995 and November 2, 1996

                  Consolidated Statements of Operations For the Years Ended November 5, 1994, November 4, 1995 and November 2, 1996

                  Consolidated Statement of Stockholders' Equity For the Years ended November 5, 1994, November 4, 1995 and November 2, 1996

                  Consolidated Statement of Cash Flows for the Years Ended November 5, 1994, November 4, 1995 and November 2, 1996

                  Notes to Consolidated Financial Statements

              2. The schedule and report of independent certified public accountants thereon, listed on the Index to Financial Statement Schedules attached hereto.


         (b) No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

         (c) Exhibits


Exhibit No.           Description of Exhibit
-----------           ----------------------

3.1                   Restated Certificate of Incorporation of the Company.
                      (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 No. 33-56270).

3.2 By-laws of the Company. (Incorporated herein by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 No. 33- 56270).

4.1 Loan Agreement, dated as of May 1, 1990, between the Industrial Development Board of the County of Carroll (the "ID Board") and Henry I. Siegel Company, Inc. ("Siegel"). (Incorporated herein by reference to Exhibit 4.12 to the Company's Registration Statement on Form S-1 No. 33-56270).

4.2 Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 15, 1994, among the Company, NationsBank of North Carolina, N.A. ("NationsBank"), National Westminster Bank USA ("NatWest") and The Bank of New York ("BONY"). (Incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended November 5, 1994).

4.3 Amendment Agreement, dated June 8, 1995, among the Company, NationsBank, NatWest and BONY. (Incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended November 4,
                      1995).

4.4 Waiver and Amendment Agreement No. 2, dated as of February 2, 1996, among the Company, NationsBank, NatWest and BONY. (Incorporated herein by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended November 4, 1995).

4.5 Amendment Agreement No. 3, dated as of December 31, 1996, among the Company, NationsBank and Fleet Bank (f/k/a NatWest).

4.6 Lease, dated as of September 1, 1993, between the ID Board and Siegel. (Incorporated herein by reference to Exhibit
                      10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended November 6, 1993).

4.7 Lease, dated as of August 1, 1994, between the City of Hickman, Kentucky, and H.I.S Kentucky, Inc. (Incorporated herein by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended November 5,
                      1994).

Exhibit No.           Description of Exhibit
-----------           ----------------------

4.8 Note Agreement, dated as of June 30, 1995, by the Company and each of the Purchasers listed on Schedule 1 thereto (the "Note Agreement"). (Incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 1995).

4.9 Waiver and Amendment Agreement, dated as of February 14, 1996, among the Company and each of the Purchasers listed on Schedule I attached to the Note Agreement. (Incorporated herein by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the fiscal year ended November 4, 1995).

4.10 Lease, dated as of February 1, 1995, between Fulton County, Kentucky and H.I.S Kentucky, Inc. (Incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended May 6,
                      1995).

4.11 Loan Agreement, dated as of April 1, 1995, between the ID Board and Siegel. (Incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended May 6, 1995).

9.1 Voting Trust Agreement ("Voting Trust Agreement 1"), dated as of January 11, 1989, among Milan Danek, Stephen Weiner and Burton M. Rosenberg, as voting trustee. (Incorporated herein by reference to Exhibit 9.1 to the Company's Registration Statement on Form S-1 No.
                      33-56270).

9.2 Amendment No. 1, dated as of November 24, 1992, to Voting Trust Agreement 1 among Milan Danek, Stephen Weiner and Burton M. Rosenberg, as voting trustee. (Incorporated herein by reference to Exhibit 9.2 to the Company's Registration Statement on Form S-1 No. 33-56270.)

9.3 Voting Trust Agreement, dated as of June 27, 1990, among Nancy Siegel and Hillary Siegel and Burton M. Rosenberg, as voting trustee. (Incorporated herein by reference to Exhibit 9.3 to the Company's Registration Statement on Form S-1 No. 33-56270.)

9.4 Voting Trust Agreement, dated as of February 2, 1993, among Roland Kimberlin, Robert Luehrs, Harvey Schulman and Burton M. Rosenberg, as voting trustee. (Incorporated herein by reference to Exhibit 9.4 to the Company's Annual Report on Form 10-K for the fiscal year ended November 6,
                      1993).

Exhibit No.           Description of Exhibit
-----------           ----------------------

10.1 Registration Rights Agreement, dated as of November 20, 1992, among the Company, Chrysler Capital Corporation, Whirlpool Financial Corporation, NatWest, B.T. Expedition, Inc. and Jesse S. Siegel. (Incorporated herein by reference to Exhibit 4.14 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.2 Registration Rights Agreement, dated January 22, 1993, among the Company and its stockholders as of such date. (Incorporated herein by reference to Exhibit 4.4 to the Company's Annual Report on Form 10- K for the fiscal year ended November 6, 1993).

10.3 Representatives' Warrant Agreement, dated as of February 18, 1993, among the Company, Nomura Securities International, Inc., Josephthal Lyon & Ross Incorporated and Tucker Anthony Incorporated, including Form of Representatives' Warrant Certificate. (Incorporated herein by reference to Exhibit 4.5 to the Company's Annual Report on Form 10- K for the fiscal year ended November 6, 1993).

10.4 Amended and Restated Consulting Agreement, dated September 23, 1988, between Siegel and Jesse S. Siegel. (Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.5 Employment Agreement, dated as of March 15, 1996, among the Company, Siegel and Burton M. Rosenberg.

10.6 Employment Agreement, dated as of March 15, 1996, among the Company, Siegel and Roland L. Kimberlin.

10.7 Employment Agreement, dated as of March 15, 1996, among the Company, Siegel and Robert F. Luehrs.

10.8 Employment Agreement, dated as of March 15, 1996, among the Company, Siegel and Stephen Weiner.

10.10 Lease, dated November 1989, between Tishomingo County, Mississippi, and Siegel. (Incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 No. 33- 56270).

10.11 Lease, dated December 1, 1989, between Tishomingo County, Mississippi, and Siegel. (Incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 No. 33- 56270).

Exhibit No.           Description of Exhibit
-----------           ----------------------

10.12 Agreement of Lease, dated as of May 10, 1985, between Nineteen New York Properties Limited Partnership and Siegel. (Incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.13 Lease, dated November 1, 1968, between Keystone Associates and Siegel, as amended. (Incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.14 Lease, dated September 11, 1979, between the Mayor and Board of Aldermen of the Town of Tiptonville, Lake County, Tennessee, and Siegel. (Incorporated herein by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.15 Chic by H.I.S, Inc. 1993 Stock Option Plan and First Amendment thereto. (Incorporated herein by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.16 Chic by H.I.S, Inc. 1995 Stock Option Plan for Non-Employee Directors. (Incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended November 5, 1994).

10.17                 Phoenix Home Life Insurance Plan (Disability Plan).
                      (Incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.18 Pension Plan for Eligible Employees, including amendments I through III thereto). (Incorporated herein by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.19 Security Agreement, dated as of May 1, 1990, between the ID Board and Siegel. (Incorporated herein by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.20 Guaranty Agreement, dated as of May 1, 1990, by the Company in favor of Trust Company Bank, as trustee. (Incorporated herein by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.21 Letter, dated May 11, 1990, from the Company and Siegel to Bayerische Hypotheken-Und Weschsel-Bank AG. (Incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 No. 33-56270).

Exhibit No.           Description of Exhibit
-----------           ----------------------

10.22 Lease, dated October 27, 1986, between Sportswear and Erbengemeinschaft Kellerer, including an amendment thereto. (Translated). (Incorporated herein by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.23 Agreement, dated December 28, 1992, between Commerzbank and Sportswear. (Translated). (Incorporated herein by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1 No. 33- 56270).

10.24 Agreement, dated December 18, 1992, among Deutsche Bank, Sportswear, Siegel and the Company. (Translated). (Incorporated herein by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.25 Agreement, dated June 26, 1991, between Hypo Bank and Sportswear. (Translated). (Incorporated herein by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.26 Licensing and Cooperation Agreement, dated November 2, 1990, between Sportswear and Odevni Prumysl, Statni Podnik. (Incorporated herein by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.27 Licensing Agreement, dated May 29, 1992, between Sportswear and CONSINVEST Ltd. (Translated). (Incorporated herein by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.28 Guaranty Agreement, dated as of September 1, 1993, by the Company in favor of First American National Bank, as Trustee. (Incorporated herein by reference to Exhibit
                      10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended November 6, 1993).

10.29 Guaranty Agreement, dated as of August 1, 1994, by the Company in favor of First American National Bank. (Incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended November 5, 1994).

10.30 Amended and Restated Limited Guaranty Agreement, dated as of December 15, 1994, by h.i.s Limited in favor of NationsBank. (Incorporated herein by reference to Exhibit
                      10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended November 5, 1994).

Exhibit No.           Description of Exhibit
-----------           ----------------------

10.31 Amended and Restated Limited Guaranty Agreement, dated as of December 15, 1994, by Chic by H.I.S Licensing Corporation in favor of NationsBank. (Incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended November 5,
                      1994).

10.32 Amended and Restated Limited Guaranty Agreement, dated as of December 15, 1994, by Chic Holdings Corp. in favor of NationsBank. (Incorporated herein by reference to Exhibit
                      10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended November 5, 1994).

10.33 Amended and Restated Limited Guaranty Agreement, dated as of December 15, 1994, by Siegel in favor of NationsBank. (Incorporated herein by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended November 5, 1994).

10.34 Amended and Restated Limited Guaranty Agreement, dated as of December 15, 1994, by H.I.S Kentucky, Inc. in favor of NationsBank. (Incorporated herein by reference to Exhibit
                      10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended November 5, 1994).

10.35 Guaranty Agreement, dated as of February 1, 1995, by the Company in favor of First American National Bank, as trustee. (Incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended May 6, 1995).

10.36 Guaranty Agreement, dated as of April 1, 1995, by the Company in favor of First American National Bank, as trustee. (Incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended May 6, 1995).

10.37 Guaranty Agreement, dated as of June 30, 1995, by Siegel in favor of the Purchasers listed on Annex 1 thereto. (Incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 1995).

10.38 Guaranty Agreement, dated as of June 30, 1995, by Chic Holdings Corp. in favor of the Purchasers listed on Annex 1 thereto. (Incorporated herein by reference to Exhibit
                      10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 1995).

Exhibit No.           Description of Exhibit
-----------           ----------------------

10.39 Guaranty Agreement, dated as of June 30, 1995, by Chic by H.I.S Licensing Corporation in favor of the Purchasers listed on Annex 1 thereto. (Incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 1995).

10.40 Guaranty Agreement, dated as of June 30, 1995, by H.I.S Kentucky, Inc. in favor of the Purchasers listed on Annex 1 thereto. (Incorporated herein by reference to Exhibit
                      10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 1995).

10.41 Guaranty Agreement, dated as of June 30, 1995, by h.i.s Limited in favor of the Purchasers listed on Annex 1 thereto. (Incorporated herein by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 1995).

13.1 Annual Report to Stockholders of the Company for the fiscal year ended November 2, 1996 (including attachment thereto).

21.1 Subsidiaries of the Company. (Incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 5, 1994).

27                    Financial Data Schedule

99.1                  Press Release of the Company dated January 17, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on January 28, 1997.

                                         CHIC BY H.I.S, INC.

                                         By /s/ Burton M. Rosenberg
                                            ---------------------------
                                               (Burton M. Rosenberg)
                                            Chairman of the Board and
                                              Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Capacity                                    Date
---------                                   --------                                    ----

/s/ Burton M. Rosenberg
-----------------------------               Chairman of the Board,                      January 28, 1997
(Burton M. Rosenberg)                       Chief Executive Officer and Director
                                            (Principal Executive Officer)

/s/ Stuart Jaeger
-----------------------------               Acting Chief Financial Officer              January 28, 1997
(Stuart Jaeger)                             and Treasurer
                                            (Principal Financial Officer)

/s/ Stuart Jaeger
-----------------------------               Secretary and Controller                    January 28, 1997
(Stuart Jaeger)                             (Principal Accounting Officer)

/s/ Milan Danek
-----------------------------               Director                                    January 28, 1997
(Milan Danek)

/s/ Richard K. Howe
-----------------------------               Director                                    January 28, 1997
(Richard K. Howe)

/s/ Hirsh Jacobson
-----------------------------               Director                                    January 28, 1997
(Hirsh Jacobson)

/s/ Rica Spector
-----------------------------               Director                                    January 28, 1997
(Rica Spector)

Signature                                   Capacity                                    Date
---------                                   --------                                    ----
/s/ Roland L. Kimberlin
-----------------------------               Director                                    January 28, 1997
(Roland L. Kimberlin)

/s/ Robert F. Luehrs
-----------------------------               Director                                    January 28, 1997
(Robert F. Luehrs)

/s/ Jesse S. Siegel
-----------------------------               Director                                    January 28, 1997
(Jesse S. Siegel)

/s/ Harvey Silverman
-----------------------------               Director                                    January 28, 1997
(Harvey Silverman)

/s/ Edward J. Walsh, Jr.
-----------------------------               Director                                    January 28, 1997
(Edward J. Walsh, Jr.)

                          FINANCIAL STATEMENT SCHEDULE

Report of Independent Certified Public Accountants on
     Financial Statement Schedule                                         S - 1

Schedule II- Valuation and Qualifying Accounts                            S - 2



All other schedules are not submitted because they are not required or because the required information is included in the financial statements or notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of
Chic by H.I.S., Inc. and Subsidiaries


The audits referred to in our report dated December 31,1996, relating to the consolidated financial statements of Chic by H.I.S., Inc. and Subsidiaries, which is referred to in Item S of this Form 10-k, included the audit of the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management Our responsibility is to express an opinion on this financial Statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



BDO Seidman, LLP

New York, New York
December 31, 1996

                               CHIC BY H.I.S, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


YEAR ENDED
NOVEMBER 5, 1994
COLUMN A                        COLUMN B             COLUMN C           COLUMN D            COLUMN E
--------------------            ------------------   ----------------  ------------------   ---------------
                                BALANCE AT                                                    BALANCE
                               BEGINNING OF                                                  AT END OF
DESCRIPTION                      PERIOD              ADDITIONS         DEDUCTIONS             PERIOD
--------------------            ------------------   ----------------  ------------------   ---------------
RESERVE FOR
  UNCOLLECTIBLE ACCOUNTS
  AND RETURNS AND
  ALLOWANCES                           $270                  $0                 $1              $269
                                =============         ===========       =============        ===========


YEAR ENDED
 NOVEMBER 4 , 1995
COLUMN A                            COLUMN B            COLUMN C            COLUMN D           COLUMN E
--------------------            ------------------   ----------------  ------------------   ---------------
                                   BALANCE AT                                                 BALANCE
                                   BEGINNING OF                                               AT END OF
DESCRIPTION                         PERIOD             ADDITIONS          DEDUCTIONS          PERIOD
--------------------            ------------------   ----------------  ------------------   ---------------

RESERVE FOR
  UNCOLLECTIBLE ACCOUNTS
  AND RETURNS AND
  ALLOWANCES                           $269                $102                 $0              $371
                                 ============        ===========        =============        ===========

YEAR ENDED
NOVEMBER 2, 1996
COLUMN A                            COLUMN B            COLUMN C           COLUMN D            COLUMN E
--------------------            ------------------   ----------------  ------------------   ---------------
                                   BALANCE AT                                                 BALANCE
                                   BEGINNING OF                                             AT END OF
DESCRIPTION                        PERIOD              ADDITIONS          DEDUCTIONS          PERIOD
--------------------            ------------------   ----------------  ------------------   ---------------

RESERVE FOR
  UNCOLLECTIBLE ACCOUNTS
  AND RETURNS AND
  ALLOWANCES                          $371                  $0                $246             $125
                                =============        ===========        =============        ===========