Form 10-Q
period 1997-02-01
CHIC BY H I S INC
filed 1997-03-14
CIK 895519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    ---------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended February 1, 1997
                           Commission File No. 1-11722


                              CHIC BY H.I.S, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                                  13-3494627
--------------------------------------------------------------------------------
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

1372 Broadway, New York, New York                                   10018
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


      (212) 302-6400
------------------------------
Registrant's telephone number,
including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                 Yes   X            No
                                                     -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




                                                                      Shares
    Date                              Class                        Outstanding
--------------              ----------------------------           -----------
March 13, 1997              Common Stock, $.01 Par Value            9,753,868

                               CHIC BY H.I.S, INC.

                                      INDEX
                             =======================






                                                                           Page
                                                                           ----



Part I.  Financial Information

         Item 1: Financial Statements (unaudited, except as noted):

                 Consolidated Balance Sheets at
                    February 1, 1997 and November 2, 1996 (audited)          3

                 Consolidated Statements of Operations
                    for the thirteen weeks ended February 1,
                    1997 and February 3, 1996                                4

                 Consolidated Statements of Cash Flows
                    for the thirteen weeks ended
                    February 1, 1997 and February 3, 1996                    5

                 Consolidated Statements of Stockholders'
                    Equity for the thirteen weeks ended
                    February 1, 1997 and February 3, 1996                    6

                 Notes to Consolidated Financial Statements                  7

         Item 2: Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             8-12

Part II. Other Information

         Item 5: Special Note Regarding Forward-Looking Statements         13-14

         Item 6: Exhibits and Reports on Form 8-K                           15

                 Signature Page                                             16

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                 ==============================================

                                                          February 1,1997     November 2,1996
                                                            (Unaudited)          (Audited)
                                                            -----------          ---------
                      ASSETS
                      ------
CURRENT:
   Cash  and cash equivalents                                 $  3,143           $ 27,178
   Accounts receivable (net of reserve
      for possible losses)                                      26,360             33,309
   Inventories                                                  71,465             58,360
   Deferred income taxes                                         6,535              5,010
   Prepaid expenses and other
      current assets                                             4,518              1,465
                                                              --------           --------
               TOTAL CURRENT ASSETS                            112,021            125,322

PROPERTY, PLANT AND EQUIPMENT, at
   cost, less accumulated depreciation
      and amortization                                          61,570             61,430

INTANGIBLE ASSET RELATING TO PENSION                               396                396

DEFERRED FINANCING COSTS                                           150                 --

OTHER ASSETS                                                     2,441              1,112
                                                              --------           --------
               TOTAL ASSETS                                   $176,578           $188,260
                                                              ========           ========

                   LIABILITIES AND
                STOCKHOLDERS' EQUITY
                --------------------

CURRENT:
   Revolver debt                                              $ 25,900           $     --
   Foreign revolver debt                                         4,113                 --
   Current maturities of long-term debt                            750                750
   Obligations under capital leases                                835                864
   Accounts payable                                             17,212             11,625
   Accrued liabilities
      Payroll, payroll taxes and commissions                     5,498              4,639
      Income taxes                                               2,279              2,009
      Other                                                      1,791              4,666
                                                              --------           --------
                  TOTAL CURRENT LIABILITIES                     58,378             24,553
                                                              --------           --------

NONCURRENT:
   Long-term debt                                               28,213             71,444
   Pension liability                                            10,023             10,023
   Obligation under capital leases                               1,170              1,362
                                                              --------           --------
               TOTAL NONCURRENT LIABILITIES                     39,406             82,829
                                                              --------           --------


STOCKHOLDERS' EQUITY                                            78,794             80,878
                                                              --------           --------


               TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY                        $176,578           $188,260
                                                              ========           ========


                           See notes to consolidated financial statements.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands except share and per share data)
                 ==============================================


                                                 Thirteen weeks   Thirteen weeks
                                                      ended            ended
                                                   February 1,      February 3,
                                                      1997             1996
                                                   -----------      -----------

NET SALES                                          $    56,031      $    70,829


COST OF GOODS SOLD                                      41,220           54,656
                                                   -----------      -----------

               Gross profit                             14,811           16,173

LICENSING REVENUES                                         538            1,619
                                                   -----------      -----------

                                                        15,349           17,792

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                             14,339           13,416

RESTRUCTURING AND SPECIAL CHARGES                           --           15,000
                                                   -----------      -----------

OPERATING INCOME (LOSS) BEFORE INTEREST
   AND FINANCE COSTS                                     1,010          (10,624)

LESS: Interest and finance cost                          1,187            1,863
                                                   -----------      -----------

LOSS BEFORE PROVISION FOR INCOME TAXES
   AND EXTRAORDINARY ITEMS                                (177)         (12,487)

PROVISION FOR INCOME TAXES                                 217            1,285
                                                   -----------      -----------

LOSS BEFORE EXTRAORDINARY ITEM                            (394)     ($   13,772)

EXTRAORDINARY LOSS
FROM EXTINGUISHMENT OF DEBT                               (330)              --
                                                   -----------      -----------

NET LOSS                                           ($      724)     ($   13,772)
                                                   ===========      ===========

PER SHARE DATA:

   Loss before extraordinary items                 ($      .04)        ( $1.41)
                                                   ===========      ===========

   Net loss                                        ($      .07)        ( $1.41)
                                                   ===========      ===========

AVERAGE OUTSTANDING COMMON SHARES                    9,753,868        9,753,868
                                                   ===========      ===========



                           See notes to consolidated financial statements.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                 ==============================================


                                                          Thirteen weeks    Thirteen weeks
                                                               ended             ended
                                                            February 1,       February 3,
                                                               1997              1996
                                                             --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss
                                                             ($   724)         ($13,772)
                                                             --------          --------
      Adjustments to reconcile net loss to
      net cash used in operating
      activities:
         Non-cash restructuring and special charges                --            12,436
         Depreciation and amortization                            976               159
         Decrease (increase) in:
            Accounts receivable                                 6,949            (1,039)
            Inventories                                       (13,105)            6,289
            Deferred income taxes                              (1,525)               --
            Prepaid expenses and other                         (3,053)           (1,645)
            Other assets                                       (1,329)             (212)
         Increase (decrease) in:
            Accounts payable                                    5,587            (3,037)
            Accrued liabilities                                (1,746)           (2,469)
                                                             --------          --------
               Total adjustments                               (7,246)           10,482
                                                             --------          --------

               Net cash used in operating activities           (7,970)           (3,290)
                                                             --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                  (1,216)           (1,905)
                                                             --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of senior notes payable                          (43,000)               --
   Increase (decrease) in loans under revolver                 25,900            (3,500)
   Increase in foreign revolver debt                            4,113             3,557
   Principal payments under capitalized leases                   (221)             (215)
   Increase in deferred financing costs                          (150)               --
   Due from trustee                                                --                (2)
                                                             --------          --------

               Net cash used in financing activities          (13,358)             (160)
                                                             --------          --------

DECREASE IN CASH                                              (22,544)           (5,355)

EFFECT OF EXCHANGE RATES ON CASH                               (1,491)           (1,360)

CASH AND CASH EQUIVALENTS, beginning of period                 27,178            15,197
                                                             --------          --------

CASH AND CASH EQUIVALENTS, end of period                     $  3,143          $  8,482
                                                             ========          ========


                           See notes to consolidated financial statements.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (In thousands)
                 ===============================================


                                                                                           Excess
                                                                                          of addi-
                                                                                           tional
                                                                                           pension
                                                                                          liability
                                                                             Foreign        over
                                                             Retained       currency     intangible
                                         Common    Paid-in   earnings      translation     pension
                                Total     stock    capital   (deficit)     adjustment      asset
                                -----     -----    -------   ---------     ----------      -----


BALANCE, NOVEMBER 4, 1995      $113,427   $98      $105,526     $8,800       $3,068       ($4,065)

Net loss                        (13,772)    -             -    (13,772)           -             -

Foreign currency
   translation adjustment        (1,083)    -             -          -       (1,083)            -
                              --------------------------------------------------------------------

BALANCE, FEBRUARY 3, 1996      $ 98,572   $98      $105,526    ($4,972)      $1,985       ($4,065)
                              ====================================================================


BALANCE, NOVEMBER 5, 1996       $80,878   $98      $105,526   $(16,764)      $1,645       ($9,627)

Net loss                           (724)    -             -       (724)           -             -

Foreign currency
   translation adjustment        (1,360)    -             -          -       (1,360)            -
                              --------------------------------------------------------------------

BALANCE, FEBRUARY 1, 1997      $ 78,794   $98      $105,526   ($17,488)        $285       ($9,627)
                              ====================================================================



                           See notes to consolidated financial statements.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ==============================================



1. Basis of Presentation

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


2. Inventories

Inventories consist of the following:

(In Thousands)                      February 1, 1997            November 2, 1996
--------------------------------------------------------------------------------
Raw Materials                            $10,511                   $  9,162
Work-in-process                           18,651                     12,629
Finished Goods                            42,303                     36,569
--------------------------------------------------------------------------------
                                         $71,465                   $ 58,360
================================================================================




3. Recent Accounting Standards

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," which allows a choice of either the intrinsic value method or the fair value method of accounting for employee stock options effective for fiscal years beginning after December 15, 1995. The Company has selected the option to continue the use of the current intrinsic value method.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


Item 2:     Management's discussion and
            analysis of financial condition
            and results of operations



General
-------

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


The following discussion provides information and analysis of the results of operations of the Company for the thirteen weeks ended February 1, 1997 and February 3, 1996 and its liquidity and capital resources.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


               The following table sets forth selected operating data as a percentage of net sales for the periods indicated.

                                                      Thirteen weeks ended
                                                  ------------------------------
                                                  February 1,        February 3,
                                                      1997               1996
                                                  -------------    -------------
Net sales:
   United States                                       54.0%            66.4%
   Europe                                              46.0             33.6
                                                      -----            -----
   Consolidated                                       100.0            100.0

Gross margin:
   United States                                       13.8             13.0
   Europe                                              41.2             42.2
                                                      -----            -----
   Consolidated                                        26.4             22.8

Licensing revenues                                      1.0              2.3

Selling, general and administrative
   expenses                                            25.6             18.9

Restructuring and special charges                         -             21.2

Operating income (loss)                                 1.8            (15.0)

Interest and finance costs                              2.1              2.6

Loss before provision for
   income taxes and extraordinary item                  (.3)           (17.6)

Provision for income taxes                               .4              1.8

Loss before extraordinary item                          (.7)           (19.4)

Extraordinary item                                      (.6)               -

Net loss                                               (1.3)           (19.4)

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES




Thirteen Weeks ended February 1, 1997 (the "1997 First Quarter") Compared to Thirteen Weeks ended February 3, 1996 (the "1996 First Quarter")


               NET SALES. Net sales for the 1997 First Quarter decreased $14.8 million, or 20.9%, from $70.8 million for the 1996 First Quarter to $56.0 million. United States sales decreased by $16.7 million, or 35.5%, to $30.3 million due primarily to the downturn of retail sales. As of February 1, 1997, the Company had a total backlog of confirmed domestic purchase orders of $46.3 million, a decrease of 41.0% compared to $78.5 million on February 3, 1996. In the 1997 First Quarter, European sales increased by $2.0 million, or 8.4%, to $25.8 million due to continued penetration of the market. As of February 1, 1997, the Company had a backlog of confirmed European purchase orders of 65.0 million deutsche marks, an increase of 55.5% compared to 39.7 million deutsche marks on February 3, 1996. The confirmed European backlog, when converted into U.S. currency at the then prevailing rate, was $39.7 million, an increase of 41.3% compared to $28.1 million on February 3, 1996.

               GROSS PROFIT. Gross profit for the 1997 First Quarter decreased $1.4 million, or 8.4%, from $16.2 million in the 1996 First Quarter to $14.8 million, and gross margin increased to 26.4% from 22.8%. United States gross profit decreased $1.9 million from $6.1 million for the 1996 First Quarter to $4.2 million. The reduction of the gross profit amount in the United States was primarily due to the decrease in sales, while the domestic gross margin increased from 13.0% to 13.8% as a percentage of net sales primarily due to improved utilization of plant capacity and inventory management. European gross margin decreased from 42.2% in the 1996 First Quarter to 41.2% primarily due to product mix and additional costs incurred in connection with the assumption of sales activities in the Czech Republic.

               LICENSING REVENUES. Licensing revenues for the 1997 First Quarter decreased $1.1 million, or 66.8%, from $1.6 million for the 1996 First Quarter to $.5 million primarily due to the poor retail business in the United States and the discontinuation of a licensing agreement in the Czech Republic. The licensing agreement in the Czech Republic was discontinued to allow the Company to pursue full sales and marketing efforts in this region.

               SG&A EXPENSES. Selling, general and administrative expenses increased $.9 million, or 6.9%, to $14.3 million for the 1997 First Quarter primarily attributable to increased operating expenses related to the Company's expansion into Poland and the Czech Republic, as well as additional domestic merchandising expenses, which were partially offset by a decrease in selling expenses resulting from the decrease in net sales.

               RESTRUCTURING AND SPECIAL CHARGES. In the 1996 First Quarter, the Company decided to restructure certain manufacturing operations due to the continuing downturn in the retail market. Such restructuring included the closing of certain manufacturing facilities and an accompanying reduction in the workforce. In connection with the foregoing the Company recorded a restructuring charge against earnings in the amount of $15 million in the 1996 First Quarter. The Company believes that these actions will result in cost savings to the Company in excess of $3,600,000 over a 12-month period.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


               OPERATING INCOME. Operating income for the 1997 First Quarter increased $11.6 million from an operating loss of $10.6 million in the 1996 First Quarter to an operating profit of $1.0 million, primarily due to the Company's restructuring charge recorded in the 1996 First Quarter and the decrease in net sales in the 1997 First Quarter.

               INTEREST AND FINANCE COSTS. Interest and finance costs decreased $.7 million or 36.3%, from $1.9 million for the 1996 First Quarter to $1.2 million in the 1997 First Quarter. The decrease in interest cost was primarily due to reduced borrowing levels resulting from the repayment of notes payable.

               INCOME TAXES. The provision for income taxes for the 1997 First Quarter was $ .2 million as compared to $1.3 million for the 1996 First Quarter.

               EXTRAORDINARY ITEM. In the 1997 First Quarter, the Company recorded an extraordinary charge of $330,000 attributable to the early extinguishment of $43 million of senior notes payable.

LIQUIDITY AND CAPITAL RESOURCES

               The Company's principal capital requirements have been to fund working capital needs and capital expenditures. The Company has historically relied primarily on internally generated funds, trade credit, bank borrowings and other debt offerings to finance these needs.

               In the 1997 First Quarter, net cash of $8.0 million was used in operations, as compared to $3.3 million in the 1996 First Quarter. The net cash used in operations was primarily attributable to the increases in inventories and prepaid and other assets of $13.1 million and $5.9 million, respectively, which were partially offset by the decrease in accounts receivable of $6.9 million and the increase in accounts payable and accrued expenses of $3.8 million. The changes in accounts receivable, inventories and accounts payable are primarily attributable to the decrease in net sales for the quarter. The decrease in the accrued expenses is primarily due to the payment of vacation benefits accrued at the year end in December 1996.

               Net cash used in investing activities decreased by $.7 million in the 1997 First Quarter to $1.2 million as compared to $1.9 million in the 1996 First Quarter. Cash used in investing activities was primarily attributable to the acquisition and renovation of manufacturing, laundry and warehouse facilities.
The Company has no material outstanding capital expenditure commitments.

               Net cash used by financing activities was $13.4 million in the 1997 First Quarter, as compared to $.2 million used in financing activities in the 1996 First Quarter. The cash used in financing activities in the 1997 First Quarter was primarily attributable to the repayment of the $43 million in senior notes payable, which was partially offset by increased borrowings against the Company's revolving credit facilities.

               As of February 1, 1997, the Company had domestic credit agreements providing a $37.5 revolving line of credit, of which $25.9 million was outstanding. In addition, the Company had $29.0 million of IRBs outstanding at February 1, 1997, the proceeds of which have been used to finance plant

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


expansions. The Company also has foreign financing agreements with three banks providing term loans aggregating 4,600,000 deutsche marks (approximately $2.8 million, based on the February 1, 1997 foreign currency exchange rate) and lines of credit aggregating 18 million deutsche marks (approximately $11.0 million, based on the February 1, 1997 foreign currency exchange rate). Approximately $4.1 million was outstanding against the foreign lines of credit as of February 1, 1997.

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

               In January 1997, the Company announced that it had retained a managing underwriter for a proposed initial public offering that may result in the sale by the Company of a significant minority interest in the Company's wholly-owned German subsidiary. Consummation of the sale would be subject to market conditions, approval by the Company's Board of Directors, receipt of a fairness opinion from the Company's financial advisor, execution of an underwriting agreement and other definitive documentation and satisfaction of certain legal and regulatory requirement. The sale is expected to occur in the second quarter of 1997.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


Part II        OTHER INFORMATION

Item 5:        SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

       The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Except for the historical information contained or incorporated by reference in this filing, the matters discussed or incorporated by reference herein are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those set forth below under the heading "Additional Cautionary Statements" as well as the following: general economic and business conditions; industry capacity; fashion, apparel and other industry trends; competition; overseas expansion; the loss of major customers; changes in demand for the Company's products; cost and availability of raw materials; changes in business strategy or development plans; quality of management; and availability, terms and deployment of capital. Special attention should be paid to the forward-looking statements contained herein including, but not limited to, statements relating to the Company's ability to obtain sufficient financial resources to meet its capital expenditure and working capital needs, financial risks associated with customers experiencing financial difficulties, the benefits expected to be derived from the restructuring and Mexican plant opening described in this report, international expansion and competition.

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

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


to rapidly changing consumer preferences, which may have an adverse effect on the results of the Company's operations if the Company materially misjudges such preferences.

               DEPENDENCE ON KEY PERSONNEL. The Company depends on the services of certain key personnel, including Mr. Burton M. Rosenberg, the Chairman of the Board and Chief Executive Officer of the Company. The Company believes that the loss of the services of any of these key personnel could have an adverse effect on the results of the Company's operations

               RISKS OF DOING BUSINESS OVERSEAS. The Company's sales and earnings attributable to its European operations have generally been increasing in recent years and may in the future constitute a greater proportion of the Company's sales and earnings. In general, the Company believes that the demand for jeans in foreign markets is more susceptible to changes in fashion preferences than in the domestic market. In addition, it is not possible to predict accurately the effect that the continued elimination of trade barriers among members of the European Union will have on the Company's operations in Europe. The Company is also expanding its activities in Eastern Europe, where economic, political and financial conditions are changing rapidly, and expects to commence manufacturing operations in Mexico during the second quarter of fiscal 1997. In general, there can be no assurance that the results of the Company's European operations or any operations in Mexico that the Company may establish will not be adversely affected by factors such as restrictions on transfer of funds, political instability, competition, the relative strength of the U.S. dollar, changes in fashion preferences and general economic conditions.

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

       LEVERAGE AND FINANCIAL COVENANTS. Although the Company's initial public offering in February 1993 and the other components of its refinancing plan (the "Refinancing Plan") improved the Company's operating and financial flexibility, the Company continues to have indebtedness that could adversely affect its ability to respond to changing business and economic conditions. At February 1, 1997, the Company had an aggregate of approximately $61.0 million of indebtedness (including capital leases) outstanding and the Company's stockholders' equity was approximately $79.0 million. In addition, the Company's Loan Agreements contain covenants that impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, create liens, sell assets, engage in mergers or acquisitions, make capital expenditures and pay dividends.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

                  (a)    Exhibits

                         None

                  (b)    Reports on Form 8-K

                         None

                                    SIGNATURE




       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                               CHIC BY H.I.S, INC.




Dated:   March 13 , 1997                       By: /s/ Burton M. Rosenberg
                                                  ------------------------
                                               Burton M. Rosenberg
                                               Chief Executive Officer





Dated:   March 13 , 1997                       By: /s/ Christine A. Hadjigeorge
                                                  -----------------------------
                                               Christine A. Hadjigeorge
                                               Chief Financial Officer