Form 10-Q
period 1997-05-03
CHIC BY H I S INC
filed 1997-06-13
CIK 895519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   -----------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Quarter Ended May 3, 1997
                           Commission File No. 1-11722


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


          (212) 302-6400
---------------------------------------
Registrant's telephone number,
including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes   X          No
                                                 -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                                                Shares
       Date                          Class                   Outstanding
   -------------          ----------------------------       -----------
   June 12, 1997          Common Stock, $.01 Par Value        9,753,868

                               CHIC BY H.I.S, INC.

                                      INDEX

                               -------------------

                                                                                       Page
                                                                                       ----


Part I.       Financial Information

              Item 1:    Financial Statements (unaudited, except as noted):

                         Consolidated Balance Sheets at
                            May 3, 1997 and November 2, 1996 (audited)                   3

                         Consolidated Statements of Operations
                            for the twenty-six weeks ended May 3,
                            1997 and May 4, 1996                                         4

                         Consolidated Statements of Operations
                            for the thirteen weeks ended May 4,
                            1997 and May 4, 1996                                         5

                         Consolidated Statements of Cash Flows
                            for the twenty-six weeks ended
                            May 3, 1997 and May 4, 1996                                  6

                         Consolidated Statements of Stockholders'
                            Equity for the twenty-six weeks ended
                            May 3, 1997 and May 4, 1996                                  7

                         Notes to Consolidated Financial Statements                      8

              Item 2:    Management's Discussion and Analysis of
                         Financial Condition and Results of Operations                 9-14

Part II. Other Information

              Item 5:    Special Note Regarding Forward-Looking Statements             15-16

              Item 6:    Exhibits and Reports on Form 8-K                               17

                         Signature Page                                                 18

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                    -----------------------------------------

                                                                  May 3,1997   November 2, 1996
                                                                  (Unaudited)      (Audited)
                                                                    --------        --------
               ASSETS
               ------
CURRENT:
    Cash and cash equivalents                                       $ 49,632        $ 27,178
    Accounts receivable (net of reserve for possible losses)          29,220          33,309
    Inventories                                                       80,077          58,360
    Deferred income taxes                                                837           5,010
    Prepaid expenses and other
       current assets                                                  4,392           1,465
                                                                    --------        --------
                  TOTAL CURRENT ASSETS                               164,158         125,322

PROPERTY, PLANT AND EQUIPMENT, at
    cost, less accumulated depreciation and amortization              69,211          66,830

INTANGIBLE ASSET RELATING TO PENSION                                     396             396

OTHER ASSETS                                                           2,104           1,112
                                                                    --------        --------
                  TOTAL ASSETS                                      $235,869        $193,660
                                                                    ========        ========
               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT:
    Revolver debt                                                   $ 27,300        $   --
    Foreign revolver debt                                              9,821            --
    Bank Loan - term current                                          20,000            --
    Current maturities of long-term debt                                 750             750
    Obligations under capital leases                                     806             864
Accounts payable                                                      21,839          11,625
Accrued liabilities
       Payroll, payroll taxes and commissions                          5,532           4,639
       Income taxes                                                    3,095           2,009
       Restructuring charge                                            5,014           5,400
       Other                                                           6,715           4,666
                                                                    --------        --------
                     TOTAL CURRENT LIABILITIES                       100,872          29,953
                                                                    --------        --------

NONCURRENT:
    Long-term debt                                                    27,977          71,444
    Pension liability                                                 10,023          10,023
    Obligation under capital leases                                      973           1,362
                                                                    --------        --------
                  TOTAL NONCURRENT LIABILITIES                        38,973          82,829
                                                                    --------        --------

MINORITY INTEREST                                                      7,940            --

STOCKHOLDERS' EQUITY                                                  88,084          80,878
                                                                    --------        --------
                  TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                           $235,869        $193,660
                                                                    ========        ========


                 See notes to consolidated financial statements.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands except share and per share data)

               --------------------------------------------------


                                                Twenty-six weeks   Twenty-six weeks
                                                      ended              ended
                                                      May 3,             May 4,
                                                       1997               1996
                                                    ---------         ---------
NET SALES                                            $122,473          $155,173

COST OF GOODS SOLD                                     99,965           120,470
                                                    ---------         ---------

          Gross profit                                 22,508            34,703

LICENSING REVENUES                                      1,302             2,898
                                                    ---------         ---------

                                                       23,810            37,601

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                           38,870            29,794

RESTRUCTURING AND SPECIAL CHARGES                        --              15,000
                                                    ---------         ---------

OPERATING LOSS                                        (15,060)           (7,193)

GAIN ON SALE OF SUBSIDIARY STOCK                       34,079              --

INTEREST AND FINANCE COST                              (2,689)           (3,481)
                                                    ---------         ---------

INCOME (LOSS) BEFORE PROVISION FOR INCOME
  TAXES AND EXTRAORDINARY ITEMS                        16,330           (10,674)

PROVISION FOR INCOME TAXES                              7,654             2,423
                                                    ---------         ---------

INCOME  (LOSS) BEFORE EXTRAORDINARY ITEM               $8,676          ($13,097)

EXTRAORDINARY LOSS
FROM EXTINGUISHMENT OF DEBT                              (330)             --
                                                    ---------         ---------

NET INCOME (LOSS)                                      $8,346          ($13,097)
                                                    =========         =========

PER SHARE DATA:

    Income (loss) before extraordinary items             $.89          ( $1.34)
                                                    =========         =========

    Net income (loss)                                    $.86          ( $1.34)
                                                    =========         =========

AVERAGE OUTSTANDING COMMON SHARES                   9,753,868         9,753,868
                                                    =========         =========


                 See notes to consolidated financial statements.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands except share and per share data)

               --------------------------------------------------



                                                 Thirteen weeks     Thirteen weeks
                                                      ended              ended
                                                      May 3,             May 4,
                                                       1997               1996
                                                    ---------         ---------
NET SALES                                             $66,442           $84,344

COST OF GOODS SOLD                                     58,745            65,814
                                                    ---------         ---------

        Gross profit                                    7,697            18,530

LICENSING REVENUES                                        764             1,279
                                                    ---------         ---------

                                                        8,461            19,809

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                           24,531            16,379
                                                    ---------         ---------

OPERATING INCOME (LOSS)                               (16,070)            3,430

GAIN ON SALE OF SUBSIDIARY STOCK                       34,079              --

INTEREST AND FINANCE COST                              (1,502)           (1,618)
                                                    ---------         ---------

INCOME BEFORE PROVISION FOR INCOME TAXES               16,507             1,812

PROVISION FOR INCOME TAXES                              7,437             1,137
                                                    ---------         ---------

NET INCOME                                             $9,070              $675
                                                    =========         =========

PER SHARE DATA:

    Net income                                           $.93              $.07
                                                    =========         =========

AVERAGE OUTSTANDING COMMON SHARES                   9,796,427         9,753,868
                                                    =========         =========

                 See notes to consolidated financial statements.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                 -----------------------------------------------

                                                          Twenty-six weeks   Twenty-six weeks
                                                                ended              ended
                                                                May 3,             May 4,
                                                                 1997               1996
                                                              -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                          $8,346           ($13,097)
                                                              -------            -------
       Adjustments to reconcile net loss to
       net cash used in operating
       activities:
           Gain on sale of subsidiary stock                   (34,079)              --
           Non-cash restructuring and special charges            --                9,937
           Depreciation and amortization                        2,215              1,327
           Deferred interest                                     --                1,531
           Decrease (increase) in:
              Accounts receivable                               4,089             (1,892)
              Inventories                                     (21,717)            13,291
              Deferred income taxes                             4,173               --
              Prepaid expenses and other                       (2,927)            (1,825)
              Other assets                                       (992)              (492)
           Increase (decrease) in:
              Accounts payable                                 10,215              4,482
              Accrued liabilities                               3,642             (3,379)
                                                              -------            -------
              Total adjustments                               (35,381)            26,764
                                                              -------            -------

                  Net cash provided by (used in)
                     operating activities                     (27,035)            13,667
                                                              -------            -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                 (4,764)            (3,297)
                                                              -------            -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of subsidiary stock                     43,054               --
    Repayment of senior notes payable                         (43,000)              --
    Repayment of foreign term loan                                (92)              --
    Increase (decrease) in loans under revolver                27,300             (6,500)
    Increase (decrease) in foreign revolver debt                9,821                (98)
    Increase in term loan                                      20,000               --
    Principal payments under capitalized leases                  (447)              (469)
    Increase in deferred financing costs                         --                  (58)
    Due from trustee                                             --                  409
                                                              -------            -------
                  Net cash provided by (used in)
                     financing activities                      56,636             (6,716)
                                                              -------            -------

INCREASE IN CASH                                               24,837              3,654

EFFECT OF EXCHANGE RATES ON CASH                               (2,383)            (2,188)

CASH AND CASH EQUIVALENTS, beginning of period                 27,178             15,197
                                                              -------            -------

CASH AND CASH EQUIVALENTS, end of period                      $49,632            $16,663
                                                              =======            =======


                 See notes to consolidated financial statements.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES



                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (In thousands)

                  ---------------------------------------------

                                                                                                      Excess
                                                                                                     of addi-
                                                                                                      tional
                                                                                                      pension
                                                                                                     liability
                                                                                        Foreign         over
                                                                          Retained     currency      intangible
                                                  Common      Paid-in     earnings    translation      pension
                                    Total          stock      capital     (deficit)    adjustment       asset
                                    -----          -----      -------     ---------    ----------    ----------
Balance, November 4, 1995         $113,427           $98     $105,526       $8,800        $3,068       ($4,065)


Net loss                           (13,097)           --           --      (13,097)           --            --

Foreign currency
   translation adjustment           (1,680)           --           --           --        (1,680)           --
                                  -----------------------------------------------------------------------------

Balance, May 4, 1996               $98,650           $98     $105,526      ($4,297)       $1,388       ($4,065)
                                  =============================================================================

Balance, November 5, 1996          $80,878           $98     $105,526     $(16,764)       $1,645       ($9,627)

Net income                           8,346            --           --        8,346            --            --

Foreign currency
   translation adjustment           (1,140)           --           --           --        (1,140)           --
                                  -----------------------------------------------------------------------------

Balance, May 3, 1997               $88,084           $98     $105,526      ($8,418)         $505       ($9,627)
                                  =============================================================================


                 See notes to consolidated financial statements.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



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


2. Inventories

Inventories consist of the following:

(In Thousands)                          May 3, 1997      November 2, 1996
--------------------------------------------------------------------------------
Raw Materials                              $9,393              $9,169
Work-in-process                            20,342              12,629
Finished Goods                             50,342              36,569
--------------------------------------------------------------------------------
                                          $80,077             $58,360
================================================================================


3. Recent Accounting Standards

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 AAccounting for Stock-Based Compensation,@ which allows a choice of either the intrinsic value method or the fair value method of accounting for employee stock options effective for fiscal years beginning after December 15, 1995. The Company has selected the option to continue the use of the current intrinsic value method.


4.    Presentation of Prior Year Data

Certain reclassifications have been made to conform prior year data with the current presentation.

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


The following discussion provides information and analysis of the results of operations of the Company for the twenty-six and thirteen weeks ended May 3, 1997 and May 4, 1996 and its liquidity and capital resources.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


                  The following table sets forth selected operating data as a percentage of net sales for the periods indicated.

                                             Twenty-six weeks ended    Thirteen weeks ended
                                             ----------------------   -----------------------
                                               May 3,       May 4,       May 3,       May 4,
                                                1997         1996         1997         1996
                                             ----------  ----------   ----------   ----------
Net sales:
    United States                               52.8%        65.7%        51.7%        65.1%
    Europe                                      47.2         34.3         48.3         34.9
                                                ----         ----         ----         ----
    Consolidated                               100.0        100.0        100.0        100.0

Gross margin:
    United States                               (4.4)        12.9        (20.4)        12.7
    Europe                                      43.8         40.6         45.9         39.2
    Consolidated                                18.4         22.4         11.6         22.0

Licensing revenues                               1.1          1.9          1.2          1.5

Selling, general and administrative
    expenses                                    31.7         19.2         16.9         19.4

Restructuring and special charges               --            9.7         --           --

Operating income (loss)                        (12.3)        (4.6)       (24.2)         4.1

Gain on sale of subsidiary stock                27.8         --           51.3         --

Interest and finance costs                      (2.2)        (2.2)        (2.3)        (1.9)

Income (loss) before provision for
    income taxes and extraordinary item         13.3         (6.8)        24.8          2.2

Provision for income taxes                       6.2          1.6         11.2          1.3

Income (loss) before extraordinary item          7.1         (8.4)        13.7           .9

Extraordinary item                               (.3)        --           --           --

Net income (loss)                                6.8%        (8.4)%       13.7           .9%

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


TWENTY-SIX WEEKS ENDED MAY 3, 1997 COMPARED TO TWENTY-SIX WEEKS ENDED MAY 4,
1996

                  NET SALES. Net sales for the twenty-six weeks ended May 3,1997 decreased $32.7 million, or 21.1%, from $155.2 million for the twenty-six weeks ended May 4, 1996 to $122.5 million. United States sales decreased by $37.3 million, or 36.6%, to $64.6 million primarily due to a decline in unit sales volume . As of May 3, 1997, the Company had a total backlog of confirmed domestic purchase orders of $98.8 million, a decrease of 23.8% compared to $129.6 million on May 4, 1996. In the twenty-six weeks ended May 3,1997, European sales increased by $4.6 million, or 8.6%, to $57.8 million primarily due to the expansion of sales in Poland and the Czech Republic. As of May 3, 1997, the Company had a backlog of confirmed European purchase orders of 90.3 million deutsche marks, an increase of 48.3 % compared to 60.9 million deutsche marks on May 4, 1996. The confirmed European backlog, when converted into U.S. currency at the then prevailing rate, was $52.2 million, an increase of 30.8% compared to $39.9 million on May 4, 1996.

                  GROSS PROFIT. Gross profit for the twenty-six weeks ended May 3, 1997 decreased $12.2 million, or 34.7%, from $34.7 million in the twenty-six weeks ended May 4, 1996 to $22.5 million, and gross margin decreased to 18.4% from 22.4%. United States gross profit decreased $15.9 million from $13.1 million for the twenty-six weeks ended May 4, 1996 to a loss of $2.8 million. The reduction of the gross profit amount and as a percentage of net sales in the United States was primarily due to inventory valuation adjustments. The Company has reduced the carrying cost of the inventory to reflect the integration of the cost structure of its production facility in Mexico, which it expects to reach full capacity in the first quarter of fiscal 1998. European gross margin increased from 40.6% in the twenty-six weeks ended May 4, 1996 to 43.8% primarily due to product mix, as well as the Company's ability to capitalize on improved purchasing power.

                  LICENSING REVENUES. Licensing revenues for the twenty-six weeks ended May 4,1996 decreased $1.6 million, or 55.2%, from $2.9 million for the twenty-six weeks ended May 4, 1996 to $1.3 million primarily due to the poor retail business in the United States and the discontinuation of a licensing agreement in the Czech Republic. The licensing agreement in the Czech Republic was discontinued to allow the Company to pursue full sales and marketing efforts in this region.

                  SG&A EXPENSES. Selling, general and administrative expenses increased $9.1 million, or 30.5%, to $38.9 million for the twenty-six weeks ended May 3, 1997 primarily due to increased advertising charges associated with special cooperative advertising programs designed to stimulate over-the-counter sales. Such costs are not reflective of anticipated advertising costs for the remainder of the year.

                  RESTRUCTURING AND SPECIAL CHARGES. In the twenty-six weeks ended May 4, 1996, the Company decided to restructure certain manufacturing operations due to the continuing downturn in the retail market. Such restructuring included the closing of certain manufacturing facilities and an accompanying reduction in the workforce. In connection with the foregoing, the Company recorded a restructuring charge against earnings in the amount of $15 million in the twenty-six weeks ended May 4, 1996.

                  OPERATING INCOME. Operating income for the twenty-six weeks ended May 3,1997 decreased $7.9 million from an operating loss of $7.2 million in the twenty-six weeks ended May 4, 1996 to an operating loss of $15.1 million, primarily due to the decrease in sales and gross profit and the increase in selling, general and administrative expenses in the current year period, which was partially offset by the restructuring charge recorded in the prior year period.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


                  GAIN ON SALE OF SUBSIDIARY STOCK. In the twenty-six weeks ended May 3, 1997, the Company recorded a gain on the sale of approximately 47.5% of its wholly owned European subsidiary of approximately $34.1 million. Proceeds of the offering were used in May 1997 to repay domestic borrowings.

                  INTEREST AND FINANCE COSTS. Interest and finance costs decreased $.8 million or 22.8%, from $3.5 million for the twenty-six weeks ended May 4,1996 to $2.7 million in the twenty-six weeks ended May 3,1997. The decrease in interest cost was primarily due to lower average levels of borrowings.

                  INCOME TAXES. The provisions for income taxes for the twenty-six weeks ended May 3, 1997 was $7.7 million as compared to $2.4 million for the twenty-six weeks ended May 4,1996, as a result of an increase in foreign income taxes and the utilization of the Company's domestic deferred tax asset.

                  EXTRAORDINARY ITEM. In the twenty-six weeks ended May 3, 1997, the Company recorded an extraordinary charge of $330,000 attributable to the early extinguishment of $43 million of senior notes payable.


THIRTEEN WEEKS ENDED MAY 3, 1997 (THE "1997 SECOND QUARTER") COMPARED TO THIRTEEN WEEKS ENDED MAY 4, 1996 (THE "1996 SECOND QUARTER")


                  NET SALES. Net sales for the 1997 Second Quarter decreased $17.9 million, or 21.2%, from $84.3 million for the 1996 Second Quarter to $66.4 million. United States sales decreased by $20.5 million, or 37.4%, to $34.4 million primarily due to a decline in unit sales volume. In the 1997 Second Quarter, European sales increased by $2.6 million, or 8.8%, to $32.1 million due to expansion of sales in Poland and the Czech Republic.

                  GROSS PROFIT. Gross profit for the 1997 Second Quarter decreased $10.8 million, or 58.5%, from $18.5 million in the 1996 Second Quarter to $7.7 million, and gross margin decreased to 11.6% from 22.0%. United States gross profit decreased $14.0 million from $7.0 million for the 1996 Second Quarter to a loss of $7.0 million. The reduction of the gross profit amount and as a percentage of net sales in the United States was primarily due to inventory valuation adjustments to reflect the cost structure of the Company's Mexican production facility. European gross margin increased from 39.2% in the 1996 Second Quarter to 45.9% primarily due to product mix and improved purchasing power.

                  LICENSING REVENUES. Licensing revenues for the 1997 Second Quarter decreased $.5 million, or 40.3%, from $1.3 million for the 1996 Second Quarter to $.8 million primarily due to the poor retail business in the United States and the discontinuation of a licensing agreement in the Czech Republic.

                  SG&A EXPENSES. Selling, general and administrative expenses increased $8.2 million, or 49.8 %, to $24.5 million for the 1997 Second Quarter primarily due to increased advertising costs related to special cooperative advertising programs designed to stimulate over-the-counter sales.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


                  OPERATING INCOME. Operating income for the 1997 Second Quarter decreased $19.5 million from $3.4 million in the 1996 Second Quarter to a loss of $16.1 million, primarily due to the decrease in sales and gross profit and the increase in selling, general and administrative expenses.

                  GAIN ON SALE OF SUBSIDIARY STOCK. In the 1997Second Quarter, the Company recorded a gain on the sale of approximately 47.5% of its wholly owned European subsidiary of approximately $34.1 million. Proceeds of the offering were used in May 1997 to repay domestic borrowings

                  INTEREST AND FINANCE COSTS. Interest and finance costs decreased $.1 million or 7.2%, from $1.6 million for the 1996 Second Quarter to $1.5 for the 1997 Second Quarter. The decrease in interest cost was primarily due to lower average borrowings.

                  INCOME TAXES. The provisions for income taxes for the 1997 Second Quarter was $7.4 million as compared to $1.1 million for the 1996 Second Quarter as a result of an increase in foreign income taxes and the utilization of the Company's domestic deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's principal capital requirements have been to fund working capital needs and capital expenditures. The Company has historically relied primarily on internally generated funds, trade credit, bank borrowings and other debt offerings to finance these needs.

                  In the twenty-six weeks ended May 3, 1997, net cash of $27.0 million was used in operations, as compared to $13.7 million provided by operations in the twenty-six weeks ended May 4, 1996. The net cash used in operations was primarily attributable to the net loss from operations of $15.1 million and the increases in inventories and prepaid and other assets of $21.7 million and $2.9 million, respectively, which were partially offset by the decrease in accounts receivable of $4.1 million and the increase in accounts payable and accrued expenses of $13.8 million. The changes in accounts receivable, inventories and accounts payable are primarily attributable to the decrease in net sales for the period and the build up of inventory for the back-to-school season.

                  Net cash used in investing activities increased by $1.5 million in the twenty-six weeks ended May 3, 1997 to $4.8 million as compared to $3.3 million in the twenty-six weeks ended May 4, 1996. Cash used in investing activities was primarily attributable to the acquisition and renovation of manufacturing facilities and equipment. Subsequent to May 3, 1997, the Company also acquired additional property in Mexico to develop a larger manufacturing complex that it expects to place into operations during the first quarter of fiscal 1998.

                  Net cash provided by financing activities was $56.6 million in the twenty-six weeks ended May 3, 1997, as compared to $6.7 million used in financing activities in the twenty-six weeks ended May 4, 1996. The cash provided by financing activities in the twenty-six weeks ended May 3, 1997 was primarily attributable to the proceeds from the sale of the Company's subsidiary stock and borrowings against the Company's credit facilities. The proceeds from the sale of the subsidiary stock were used to repay the bank borrowings in the subsequent period.

                  As of May 3, 1997, the Company had domestic credit agreements providing a $30 million

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


revolving line of credit and a $20 million term loan, of which $47.3 million was outstanding. In addition, the Company had $26.2 million of IRBs outstanding at May 3, 1997, the proceeds of which have been used to finance plant expansions. The Company also has foreign financing agreements with three banks providing term loans aggregating 4,600,000 deutsche marks (approximately $2.7 million, based on the May 3, 1997 foreign currency exchange rate) and lines of credit aggregating 18 million deutsche marks (approximately $10.4 million, based on the May 3, 1997 foreign currency exchange rate). Approximately $9.8 million was outstanding against the foreign lines of credit as of May 3, 1997.

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

                  In January 1997, the Company announced that it had retained a managing underwriter for a proposed initial public offering of a significant minority interest in the Company=s wholly-owned German subsidiary. The transaction was consummated in April 1997 resulting in the sale of approximately 47.5% of the stock of the Company's European subsidiary. The net proceeds of the offering of $43.1 million were used in May 1997 to repay bank borrowings.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


  Part II         OTHER INFORMATION

Item 5: SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Except for the historical information contained or incorporated by reference in this filing, the matters discussed or incorporated by reference herein are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those set forth below under the heading "Additional Cautionary Statements" as well as the following: general economic and business conditions; industry capacity; fashion, apparel and other industry trends; competition; overseas expansion; the loss of major customers; changes in demand for the Company's products; cost and availability of raw materials; changes in business strategy or development plans; quality of management; and availability, terms and deployment of capital. Special attention should be paid to the forward-looking statements contained herein including, but not limited to, statements relating to the Company's ability to obtain sufficient financial resources to meet its capital expenditure and working capital needs, financial risks associated with customers experiencing financial difficulties, the benefits expected to be derived from the Company's recent restructuring and Mexican plant opening, international expansion and competition.

ADDITIONAL CAUTIONARY STATEMENTS

        DEPENDENCE ON MAJOR CUSTOMERS. The Company's two largest customers, Kmart Corporation ("K-Mart") and Target, a division of Dayton Hudson Corporation (ATarget@), together accounted for approximately 37% and 38% of the Company's consolidated net sales during fiscal 1995 and fiscal 1996, respectively. Each of these customers accounted for more than ten percent of the Company's consolidated net sales in such periods. The loss of either K-Mart or Target could have an adverse effect on the results of the Company's operations. In addition, several of the Company's licensees sell products bearing the Company's trademarks to the same retailers, including K-Mart. The Company has no long-term commitments or long-term contracts with any of its customers.

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

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


derived principally from sales of jeans products. Although the Company's products for the domestic market have historically been less sensitive to fashion trends than higher fashion lines, the apparel industry is subject to rapidly changing consumer preferences, which may have an adverse effect on the results of the Company's operations if the Company materially misjudges such preferences.

                  DEPENDENCE ON KEY PERSONNEL. The Company depends on the services of certain key personnel, including Mr. Burton M. Rosenberg, the Chairman of the Board and Chief Executive Officer of the Company. The Company believes that the loss of the services of any of these key personnel could have an adverse effect on the results of the Company's operations

                  RISKS OF DOING BUSINESS OVERSEAS. The Company's sales and earnings attributable to its European operations have generally been increasing in recent years. In general, the Company believes that the demand for jeans in foreign markets is more susceptible to changes in fashion preferences than in the domestic market. In addition, it is not possible to predict accurately the effect that the continued elimination of trade barriers among members of the European Union will have on the Company's operations in Europe. The Company is also expanding its activities in Eastern Europe, where economic, political and financial conditions are changing rapidly, and manufacturing operations in Mexico during the second quarter of fiscal 1997. In general, there can be no assurance that the results of the Company's European operations or any operations in Mexico that the Company may establish will not be adversely affected by factors such as restrictions on transfer of funds, political instability, competition, the relative strength of the U.S. dollar, changes in fashion preferences and general economic conditions.

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

                  LEVERAGE AND FINANCIAL COVENANTS. Although the Company's initial public offering in February 1993 and the other components of its refinancing plan (the "Refinancing Plan") improved the Company's operating and financial flexibility, the Company continues to have indebtedness that could adversely affect its ability to respond to changing business and economic conditions. At May 3, 1997, the Company had an aggregate of approximately $87.6 million of indebtedness (including capital leases) outstanding and the Company's stockholders' equity was approximately $88.1 million. The Company=s credit agreements contain covenants that impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, create liens, sell assets, engage in mergers or acquisitions, make capital expenditures and pay dividends. In addition, the Company's credit agreement provides for the use of proceeds from the sale of the Company's subsidiary stock to repay the debt, which was done subsequent to May 3, 1997.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits

                 None

        (b)      Reports on Form 8-K

                                                                                            Financial
                                                                                           Statements
                       Date                               Items Reported                      Filed
                       ----                               --------------                      -----
                 February 28, 1997     Declaration of a dividend  distribution of one          None
                                       Preferred   Share   Purchase   Right  on  each
                                       outstanding  share of Common Stock  payable on
                                       or about  March 24,  1997 to  shareholders  of
                                       record on March 17, 1997.


                  April 28, 1997       Filing of press release  announcing  execution          None
                                       of  underwriting  agreement in connection with
                                       an  initial  public  offering  of  the  common
                                       stock  of the  Company's  wholly-owned  German
                                       subsidiary.

                                    SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                CHIC BY H.I.S, INC.




Dated:  June 12, 1997                   By: /s/ Burton M. Rosenberg
                                            -------------------------------
                                                Burton M. Rosenberg
                                                Chief Executive Officer





Dated: June 12, 1997                    By: /s/ Christine A. Hadjigeorge
                                            -------------------------------
                                                Christine A. Hadjigeorge
                                                Chief Financial Officer