Form 10-Q
period 1997-08-02
CHIC BY H I S INC
filed 1997-09-15
CIK 895519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended August 2, 1997
                           Commission File No. 1-11722


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


                                          Yes   X        No
                                              -----         -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




                                                                   Shares
      Date                            Class                      Outstanding
------------------         ----------------------------          -----------
September 11, 1997         Common Stock, $.01 Par Value           9,759,718

                               CHIC BY H.I.S, INC.

                                      INDEX
                               -------------------

                                                                                Page
                                                                                ----


Part I.       Financial Information

              Item 1:    Financial Statements (unaudited, except as noted):

                         Consolidated Balance Sheets at
                            August 2, 1997 and November 2, 1996 (audited)         3

                         Consolidated Statements of Operations
                            for the thirty-nine weeks ended August 2,
                            1997 and August 3, 1996                               4

                         Consolidated Statements of Operations
                            for the thirteen weeks ended August 2,
                            1997 and August 3, 1996                               5

                         Consolidated Statements of Cash Flows
                            for the thirty-nine weeks ended
                            August 2, 1997 and August 3, 1996                     6

                         Consolidated Statements of Stockholders'
                            Equity for the thirty-nine weeks ended
                            August 2, 1997 and August 3, 1996                     7

                         Notes to Consolidated Financial Statements               8

              Item 2:    Management's Discussion and Analysis of
                         Financial Condition and Results of Operations          9-14

Part II. Other Information

              Item 5:    Special Note Regarding Forward-Looking Statements      15-16

              Item 6:    Exhibits and Reports on Form 8-K                        17


                         Signature Page                                          18

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                      ------------------------------------

                                                                           August 2,1997    November 2,1996
                                                                            (Unaudited)        (Audited)
                                                                            -----------       -----------

                           ASSETS
                           ------
CURRENT:
    Cash and cash equivalents                                                 $  4,401        $ 27,178
    Accounts receivable (net of reserve for possible losses)                    37,315          33,309
    Inventories                                                                 71,965          58,360
    Deferred income taxes                                                          607           5,010
    Prepaid expenses and other
       current assets                                                            5,315           1,465
                                                                              --------        --------
                  TOTAL CURRENT ASSETS                                         119,603         125,322

PROPERTY, PLANT AND EQUIPMENT, at
    cost, less accumulated depreciation and amortization                        69,822          66,830

INTANGIBLE ASSET RELATING TO PENSION                                               396             396

OTHER ASSETS                                                                     1,915           1,112
                                                                              --------        --------
                  TOTAL ASSETS                                                $191,736        $193,660
                                                                              ========        ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

CURRENT:
    Revolver                                                                  $  6,800        $   --
    Foreign revolver debt                                                       12,955
    Current maturities of long-term debt                                           750             750
    Obligations under capital leases                                               757             864
    Accounts payable                                                            16,980          11,625
    Accrued liabilities
       Payroll, payroll taxes and commissions                                    5,058           4,639
       Income taxes                                                              4,064           2,009
       Restructuring charge                                                      3,000           5,400
       Other                                                                     6,265           4,666
                                                                              --------        --------
                  TOTAL CURRENT LIABILITIES                                     56,629          29,953
                                                                              --------        --------

NONCURRENT:
    Long-term debt                                                              27,792          71,444
    Pension liability                                                           10,023          10,023
    Obligation under capital leases                                                792           1,362
                                                                              --------        --------
                  TOTAL NONCURRENT LIABILITIES                                  38,607          82,829
                                                                              --------        --------

MINORITY INTEREST                                                                8,068            --
                                                                              --------        --------

STOCKHOLDERS' EQUITY                                                            88,432          80,878
                                                                              --------        --------
                  TOTAL LIABILITIES AND
                              STOCKHOLDERS' EQUITY                            $191,736        $193,660
                                                                              ========        ========


               See notes to consolidated financial statements.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands except share and per share data)
                 ----------------------------------------------


                                                 Thirty-nine weeks   Thirty-nine weeks
                                                      ended                ended
                                                    August 2,            August 3,
                                                      1997                 1996
                                                    -----------         -----------
NET SALES                                           $   204,379         $   245,358
COST OF GOODS SOLD                                      163,015             193,111
                                                    -----------         -----------

GROSS PROFIT                                             41,364              52,247

LICENSING REVENUES                                        2,023               4,393
                                                    -----------         -----------

                                                         43,387              56,640

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                             54,202              43,564

RESTRUCTURING AND SPECIAL CHARGES                          --                15,000
                                                    -----------         -----------

OPERATING LOSS                                          (10,815)             (1,924)

GAIN ON SALE OF SUBSIDIARY STOCK                         34,079                --

INTEREST AND FINANCE COST                                (3,628)             (5,173)
                                                    -----------         -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME
   TAXES, MINORITY INTEREST AND
   EXTRAORDINARY ITEM                                    19,636              (7,097)

PROVISION FOR INCOME TAXES                                9,224               3,719
                                                    -----------         -----------

INCOME  (LOSS) BEFORE MINORITY INTEREST
   AND EXTRAORDINARY ITEM                           $    10,412         ($   10,816)

MINORITY INTEREST                                           726                --
                                                    -----------         -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                   9,686             (10,816)

EXTRAORDINARY LOSS
   FROM EXTINGUISHMENT OF DEBT                             (330)               --
                                                    -----------         -----------

NET INCOME (LOSS)                                   $     9,356         ($   10,816)
                                                    ===========         ===========

PER SHARE DATA:

         Income (loss) before extraordinary item    $       .99         ($     1.11)
                                                    ===========         ===========

         Net income (loss)                          $       .96         ($     1.11)
                                                    ===========         ===========

WEIGHTED AVERAGE COMMON SHARES AND
   SHARE EQUIVALENTS OUTSTANDING                      9,763,829           9,753,868
                                                    ===========         ===========

               See notes to consolidated financial statements.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands except share and per share data)
                 ----------------------------------------------


                                                  Thirteen weeks       Thirteen weeks
                                                      ended                 ended
                                                     August 2,            August 3,
                                                       1997                 1996
                                                   -----------          -----------
NET SALES                                          $    81,906          $    90,185

COST OF GOODS SOLD                                      63,050               72,641
                                                   -----------          -----------

GROSS PROFIT                                            18,856               17,544

LICENSING REVENUES                                         721                1,495
                                                   -----------          -----------

                                                        19,577               19,039

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                            15,332               13,770
                                                   -----------          -----------

OPERATING INCOME                                         4,245                5,269

INTEREST AND FINANCE COST                                 (939)              (1,692)
                                                   -----------          -----------

INCOME BEFORE PROVISION FOR INCOME TAXES
    AND MINORITY INTEREST                                3,306                3,577

PROVISION FOR INCOME TAXES                               1,570                1,296
                                                   -----------          -----------

INCOME BEFORE MINORITY INTEREST                          1,736                2,281

MINORITY INTEREST                                          726                 --
                                                   -----------          -----------

NET INCOME                                         $     1,010          $     2,281
                                                   ===========          ===========

PER SHARE DATA:

    Net income                                     $       .10          $       .23
                                                   ===========          ===========

WEIGHTED AVERAGE COMMON SHARES AND
    SHARE EQUIVALENTS OUTSTANDING                    9,806,784            9,753,868
                                                   ===========          ===========

               See notes to consolidated financial statements.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                      -------------------------------------

                                                         Thirty-nine weeks    Thirty-nine weeks
                                                               ended                ended
                                                              August 2,            August 3,
                                                                1997                 1996
                                                              --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                         $  9,356             ($10,816)
                                                              --------             --------
       Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating
       activities:
           Gain on sale of subsidiary stock                    (34,079)                --
           Minority interest                                       725                 --
           Non-cash restructuring and special charges             --                  9,545
           Depreciation and amortization                         3,377                2,520
           Decrease (increase) in:
              Accounts receivable                               (4,006)             (10,627)
              Inventories                                      (13,605)              24,659
              Deferred income taxes                              4,403                 --
              Prepaid expenses and other                        (3,850)              (2,154)
              Other assets                                        (803)                (342)
           Increase (decrease) in:
              Accounts payable                                   5,355                1,029
              Accrued liabilities                                1,673                  115
                                                              --------             --------
              Total adjustments                                (40,810)              24,745
                                                              --------             --------

                  Net cash provided by (used in)
                     operating activities                      (31,454)              13,929
                                                              --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                  (6,627)              (5,010)
                                                              --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of subsidiary stock                      43,054                 --
    Repayment of senior notes payable                          (43,000)             (10,000)
    Repayment of foreign term loan                                 (89)                --
    Increase (decrease) in loans under revolver                  6,800               (1,500)
    Increase in foreign revolver debt                           12,955                 --
    Increase in term loan                                         --                   (102)
    Principal payments under capitalized leases                   (677)                (608)
    Increase in deferred financing costs                          --                    (58)
    Due from trustee                                              --                    409
                                                              --------             --------

                  Net cash provided by (used in)
                     financing activities                       19,043              (11,931)
                                                              --------             --------

DECREASE IN CASH                                               (19,038)              (3,012)

EFFECT OF EXCHANGE RATES ON CASH                                (3,739)              (1,141)

CASH AND CASH EQUIVALENTS, beginning of period                  27,178               15,197
                                                              --------             --------

CASH AND CASH EQUIVALENTS, end of period                      $  4,401             $ 11,044
                                                              ========             ========

               See notes to consolidated financial statements.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (In thousands)
                 -----------------------------------------------

                                                                                                               Excess
                                                                                                              of addi-
                                                                                                               tional
                                                                                                              pension
                                                                                                             liability
                                                                                             Foreign           over
                                                                             Retained        currency        intangible
                                                Common         Paid-in       earnings      translation        pension
                                 Total           stock         capital       (deficit)      adjustment         asset
                               ---------       ---------      ---------      ---------       ---------       ---------
BALANCE, NOVEMBER 4, 1995      $ 113,427       $      98      $ 105,526      $   8,800       $   3,068       ($  4,065)

Net loss                         (10,816)           --             --          (10,816)           --              --

Foreign currency
   translation adjustment           (938)           --             --             --              (938)           --
                               ---------       ---------      ---------      ---------       ---------       ---------

BALANCE, AUGUST 3, 1996        $ 101,673       $      98      $ 105,526      ($  2,016)      $   2,130       ($  4,065)
                               =========       =========      =========      =========       =========       =========




BALANCE, NOVEMBER 5, 1996      $  80,878       $      98      $ 105,526      ($ 16,764)      $   1,645       ($  9,627)

Net income                         9,356            --             --            9,356            --              --

Foreign currency
   translation adjustment         (1,802)           --             --             --            (1,802)           --
                               ---------       ---------      ---------      ---------       ---------       ---------

BALANCE, AUGUST 2, 1997        $  88,432       $      98      $ 105,526      ($  7,408)      ($    157)      ($  9,627)
                               =========       =========      =========      =========       =========       =========

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


2. Inventories

Inventories consist of the following:

(In Thousands)                            August 2, 1997      November 2, 1996

                                              -------              -------
Raw Materials                                 $10,491              $ 9,169
Work-in-process                                16,004               12,629
Finished Goods                                 45,470               36,569
                                              -------              -------

                                              $71,965              $58,360
                                              =======              =======



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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options in a manner similar to fully diluted earnings per share, except that the use of the market price at the end of the period, when that price is higher than the average market price for the period, has been eliminated. This standard is effective for period ending after December 15, 1997. The adoption of this standard is not expected to have a significant effect on the Company's earnings per share calculation.

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


The following discussion provides information and analysis of the results of operations of the Company for the thirty-nine and thirteen weeks ended August 2, 1997 and August 3, 1996 and its liquidity and capital resources.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


        The following table sets forth selected operating data as a percentage of net sales for the periods indicated.

                                                            Thirty-nine weeks ended            Thirteen weeks ended
                                                       --------------------------------   ------------------------------
                                                          August 2,         August 3,        August 2,         August 3,
                                                             1997             1996             1997              1996
                                                          ---------         ---------        ---------         ---------
Net sales:
    United States                                           58.6%             68.0%            67.4%             72.0%
    Europe                                                  41.4              32.0             32.6              28.0
                                                          ------            ------           ------            ------
    Consolidated                                           100.0             100.0            100.0             100.0

Gross margin:
    United States                                            4.5              12.2             15.0              11.3
    Europe                                                  42.5              40.5             39.7              40.4
    Consolidated                                            20.2              21.3             23.0              19.5

Licensing revenues                                           1.0               1.8               .1               1.7

Selling, general and administrative
    expenses                                                26.5              17.8             18.7              15.3

Restructuring and special charges                            -                 6.1              -                 -

Operating income (loss)                                     (5.3)              (.8)             5.2               5.9

Gain on sale of subsidiary stock                            16.7               -                -                 -

Interest and finance costs                                   1.8               2.1              1.2               1.9

Income (loss) before provision for
    income taxes, minority interest
    and extraordinary item                                   9.6              (2.9)             4.0               4.0

Provision for income taxes                                   4.5               1.5              1.9               1.4

Income (loss) before minority interest and
    extraordinary item                                       5.1              (4.4)             2.1               2.6

Minority interest                                             .4               -                 .9               -

Extraordinary item                                            .2               -                -                 -

Net income (loss)                                            4.6%             (4.4)%            1.2%              2.6%

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


THIRTY-NINE WEEKS ENDED AUGUST 2, 1997 COMPARED TO THIRTY-NINE WEEKS ENDED AUGUST 3, 1996

                  NET SALES. Net sales for the thirty-nine weeks ended August 2,1997 decreased $41.0 million, or 16.7%, from $245.4 million for the thirty-nine weeks ended August 3, 1996 to $204.4 million. United States sales decreased by $47.0 million, or 28.2%, to $119.8 million primarily due to a decline in unit sales volume. As of August 2, 1997, the Company had a total backlog of confirmed domestic purchase orders of $67.5 million, a decrease of 9.4% compared to $74.5 million on August 3, 1996. In the thirty-nine weeks ended August 2, 1997, European sales increased by 25.7 million deutsche marks, or 22.1%, to 141.7 million deutsche marks primarily due to the increased market penetration in Germany and Switzerland and the expansion of sales in Poland and the Czech Republic. When converted using the prevailing currency exchange rate, the European sales translated into an increase of $6.0 million, or 7.6%, to $84.5 million for the thirty-nine weeks ended August 2, 1997. As of August 2, 1997, the Company had a backlog of confirmed European purchase orders of 60.4 million deutsche marks, an increase of 47.6% compared to 40.9 million deutsche marks on August 3, 1996. The confirmed European backlog, when converted into U.S. currency at the then prevailing rate, was $32.4 million, an increase of 16.7% compared to $27.7 million on August 3, 1996.

                  GROSS PROFIT. Gross profit for the thirty-nine weeks ended August 2, 1997 decreased $10.8 million, or 20.8%, from $52.2 million in the thirty-nine weeks ended August 3, 1996 to $41.4 million, and gross margin decreased to 20.2% from 21.3%. United States gross profit decreased $15.0 million from $20.4 million for the thirty-nine weeks ended August 3, 1996 to $5.4 million. The reduction of the gross profit amount and as a percentage of net sales in the United States was primarily due to previously reported inventory valuation adjustments. The Company has reduced the carrying cost of the inventory to reflect the integration of the cost structure of its production facility in Mexico, which it expects to reach full capacity in the first quarter of fiscal 1998. European gross margin increased from 40.5% in the thirty-nine weeks ended August 3, 1996 to 42.5% primarily due to product mix, as well as the Company's ability to capitalize on improved purchasing power.

                  LICENSING REVENUES. Licensing revenues for the thirty-nine weeks ended August 2,1997 decreased $2.4 million, or 54.0%, from $4.4 million for the thirty-nine weeks ended August 3, 1996 to $2.0 million primarily due to the poor retail business in the United States and the discontinuation of a licensing agreement in the Czech Republic. The licensing agreement in the Czech Republic was discontinued to allow the Company to pursue full sales and marketing efforts in this region.

                  SG&A EXPENSES. Selling, general and administrative expenses increased $10.6 million, or 24.4%, to $54.2 million for the thirty-nine weeks ended August 2, 1997 primarily due to increased advertising charges associated with special cooperative advertising programs designed to stimulate over-the-counter sales.

                  RESTRUCTURING AND SPECIAL CHARGES. In the thirty-nine weeks ended August 3, 1996, the Company restructured certain manufacturing operations due to the continuing downturn in the retail market. Such restructuring included the closing of certain manufacturing facilities and an accompanying reduction in the workforce. In connection with the foregoing, the Company recorded restructuring and special charges against earnings in the amount of $15 million in the thirty-nine weeks ended August 3, 1996.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


                  OPERATING INCOME. Operating income for the thirty-nine weeks ended August 2,1997 decreased $8.9 million from an operating loss of $1.9 million in the thirty-nine weeks ended August 3, 1996 to an operating loss of $10.8 million, primarily due to the decrease in sales and gross profit and the increase in selling, general and administrative expenses in the current year period, which was partially offset by the restructuring and special charges recorded in the prior year period.

                  GAIN ON SALE OF SUBSIDIARY STOCK. In the thirty-nine weeks ended August 2, 1997, the Company recorded a gain on the sale of approximately 47.5% of its wholly owned European subsidiary of approximately $34.1 million. Proceeds of the offering were used in May 1997 to repay domestic borrowings.

                  INTEREST AND FINANCE COSTS. Interest and finance costs decreased $1.6 million or 29.9%, from $5.2 million for the thirty-nine weeks ended August 3,1996 to $3.6 million in the thirty-nine weeks ended August 2,1997. The decrease in interest cost was primarily due to lower average levels of borrowings.

                  INCOME TAXES. The provision for income taxes for the thirty-nine weeks ended August 2, 1997 was $9.2 million as compared to $3.7 million for the thirty-nine weeks ended August 3,1996, as a result of an increase in foreign income taxes and the utilization of the Company's domestic deferred tax asset.

                  EXTRAORDINARY ITEM. In the thirty-nine weeks ended August 2, 1997, the Company recorded an extraordinary charge of $330,000 attributable to the early extinguishment of $43 million of senior notes payable.


THIRTEEN WEEKS ENDED AUGUST 2, 1997 (THE "1997 THIRD QUARTER") COMPARED TO THIRTEEN WEEKS ENDED AUGUST 3, 1996 (THE "1996 THIRD QUARTER")

                  NET SALES. Net sales for the 1997 Third Quarter decreased $8.3 million, or 9.2%, from $90.2 million for the 1996 Third Quarter to $81.9 million. United States sales decreased by $9.7 million, or 15.0%, to $55.2 million primarily due to a decline in unit sales volume, as well as a decrease in the average unit selling price. In the 1997 Third Quarter, European sales increased by 9.1 million deutsche marks, or 23.8%, to 47.1 million deutsche marks due to increased market penetration in Germany and expansion of sales in Poland and the Czech Republic. When converted using the prevailing currency exchange rate, the European sales translated into an increase of $1.4 million, or 5.7% to $26.7 million for the 1997 Third Quarter.

                  GROSS PROFIT. Gross profit for the 1997 Third Quarter increased $1.3 million, or 7.5%, from $17.5 million in the 1996 Third Quarter to $18.8 million, and gross margin increased to 23.0% from 19.5%. United States gross profit increased $1.0 million from $7.3 million for the 1996 Third Quarter to $8.3 million. The increase in gross profit amount and as a percentage of net sales in the United States was primarily due to an increase in production at the Company's Mexican production facility. European gross margin decreased from 40.4% in the 1996 Third Quarter to 39.7% primarily due to product mix.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


                  LICENSING REVENUES. Licensing revenues for the 1997 Third Quarter decreased $.8 million, or 51.8%, from $1.5 million for the 1996 Third Quarter to $.7 million primarily due to the poor retail business in the United States and the discontinuation of a licensing agreement in the Czech Republic.

                  SG&A EXPENSES. Selling, general and administrative expenses increased $1.6 million, or 11.3%, to $15.3 million for the 1997 Third Quarter primarily due to increased merchandising and advertising costs, as well as an increase of approximately $.3 million in bad debt expense.

                  OPERATING INCOME. Operating income for the 1997 Third Quarter decreased $1.1 million from $5.3 million in the 1996 Third Quarter to $4.2 million, primarily due to the increase in selling, general and administrative expenses, which were partially offset by the increase in gross profit.

                  INTEREST AND FINANCE COSTS. Interest and finance costs decreased $.8 million or 44.5%, from $1.7 million for the 1996 Third Quarter to $.9 for the 1997 Third Quarter. The decrease in interest cost was primarily due to lower average borrowings.

                  INCOME TAXES. The provision for income taxes for the 1997 Third Quarter was $1.6million as compared to $1.3 million for the 1996 Third Quarter as a result of an increase in the proportion of foreign income subject to higher tax rates and the utilization of the domestic deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's principal capital requirements have been to fund working capital needs and capital expenditures. The Company has historically relied primarily on internally generated funds, trade credit, bank borrowings and other debt offerings to finance these needs.

                  In the thirty-nine weeks ended August 2, 1997, net cash of $31.4 million was used in operations, as compared to $13.9 million provided by operations in the thirty-nine weeks ended August 3, 1996. The net cash used in operations was primarily attributable to the net loss from operations of $10.8 million and the increases in accounts receivables, inventories, and prepaid and other assets of $4.0 million, $13.6 million and $4.7 million, respectively, which were partially offset by the increase in accounts payable and accrued expenses of $7.0 million. The changes in accounts receivable, inventories and accounts payable are primarily attributable to the expansion of European operations.

                  Net cash of $6.6 million was used in investing activities in the thirty-nine weeks ended August 2, 1997 as compared to $5.0 million in the thirty-nine weeks ended August 3, 1996. Cash used in investing activities was primarily attributable to the acquisition and renovation of manufacturing facilities and equipment. The Company has acquired additional property in Mexico that is being developed into a manufacturing complex that is expected to be placed in service during the second quarter of fiscal 1998.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


                  Net cash provided by financing activities was $19.0 million in the thirty-nine weeks ended August 2, 1997, as compared to $11.9 million used in financing activities in the thirty-nine weeks ended August 3, 1996. The cash provided by financing activities in the thirty-nine weeks ended August 2, 1997 was primarily attributable to the proceeds from the sale of approximately 47.5% of the stock of the Company's European subsidiary in April 1997 and borrowings against the Company's credit facilities. The net proceeds of the offering of $43.1 million were used in May 1997 to repay bank borrowings.

                  As of August 2, 1997, the Company had domestic credit agreements providing a $30 million revolving line of credit, of which $6.8 million was outstanding. In addition, the Company had $26.2 million of IRBs outstanding at August 2, 1997, the proceeds of which have been used to finance plant expansions. The Company also has foreign financing agreements with three banks providing term loans aggregating 4,450,000 deutsche marks (approximately $2.4 million, based on the August 2, 1997 foreign currency exchange rate) and lines of credit aggregating 28 million deutsche marks (approximately $15.0 million, based on the August 2, 1997 foreign currency exchange rate). Approximately $13.0 million was outstanding against the foreign lines of credit as of August 2, 1997.

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

        RISKS OF DOING BUSINESS OVERSEAS. The Company's sales and earnings attributable to its European operations have generally been increasing in recent years. In general, the Company believes that the demand for jeans in foreign markets is more susceptible to changes in fashion preferences than in the domestic market. In addition, it is not possible to predict accurately the effect that the continued elimination of trade barriers among members of the European Union will have on the Company's operations in Europe. The Company is also expanding its activities in Eastern Europe, where economic, political and financial conditions are changing rapidly, and manufacturing operations in Mexico during fiscal 1997. In general, there can be no assurance that the results of the Company's European operations or any operations in Mexico that the Company may establish will not be adversely affected by factors such as restrictions on transfer of funds, political instability, competition, the relative strength of the U.S. dollar, changes in fashion preferences and general economic conditions.

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

        LEVERAGE AND FINANCIAL COVENANTS. Although the Company's initial public offering in February 1993 and the other components of its refinancing plan (the "Refinancing Plan") improved the Company's operating and financial flexibility, the Company continues to have indebtedness that could adversely affect its ability to respond to changing business and economic conditions. At August 2, 1997, the Company had an aggregate of approximately $49.8 million of indebtedness (including capital leases) outstanding and the Company's stockholders' equity was approximately $88.4 million. The Company's credit agreements contain covenants that impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, create liens, sell assets, engage in mergers or acquisitions and pay dividends.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits

                              None

          (b)      Reports on Form 8-K
                                                                       Financial
                                                                      Statements
     Date                         Items Reported                         Filed
     ----                         --------------                         -----



May 13, 1997        Filing of press  release  announcing  exercise        None
                    of underwriters' over allotment option to purchase additional shares of common stock of the Company's wholly-owned German subsidiary.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CHIC BY H.I.S, INC.




Dated:  September 11, 1997                   By: /s/ Burton M. Rosenberg
                                                ------------------------
                                                Burton M. Rosenberg
                                                Chief Executive Officer





Dated:  September 11, 1997                   By: /s/ Christine A. Hadjigeorge
                                                -----------------------------
                                                Christine A. Hadjigeorge
                                                Chief Financial Officer