Form 10-K
CHIC BY H I S INC
filed 1998-01-30
CIK 895519

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED NOVEMBER 1, 1997
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

           Securities registered pursuant to Section 12(b) of the Act:


                                                       NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                                 ON WHICH REGISTERED
    -------------------                                 -------------------
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

        As of January 9, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $52,764,065 based upon the closing market price of a share of Common Stock on the New York Stock Exchange as reported by the Wall Street Journal.

        As of January 9, 1998, the registrant had 9,784,868 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        (1) Portions of the registrant's Annual Report to Stockholders for the fiscal year ended November 1, 1997 are incorporated by reference into Parts I and II hereof.

        (1) Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, are incorporated by reference into Part III hereof.

                                  * * * * * * *
                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward- looking statements. Except for the historical information contained or incorporated by reference in this filing, the matters discussed or incorporated by reference herein are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those set forth below under the heading "Additional Cautionary Statements" as well as the following: general economic and business conditions; industry capacity; fashion, apparel and other industry trends; competition; overseas expansion; the loss of major customers; changes in demand for the Company's products; cost and availability or raw materials; changes in business strategy or development plans; quality of management; and availability, terms and deployment of capital. Special attention should be paid to the forward-looking statements contained herein including, but not limited to, statements relating to the Company's ability to obtain sufficient financial resources to meet its capital expenditure and working capital needs, financial risks associated with customers experiencing financial difficulties, the benefits expected to be derived from the restructuring and Mexican plant opening described in this report, international expansion and competition.

ADDITIONAL CAUTIONARY STATEMENTS

        DEPENDENCE ON MAJOR CUSTOMERS. The Company's two largest customers, Kmart Corporation ("K-Mart") and Target, a division of Dayton Hudson Corporation ("Target") together accounted for approximately 38% and 30% of the Company's consolidated net sales during fiscal 1996 and fiscal 1997, respectively. Each of these customers accounted for more than ten percent of the Company's consolidated net sales in fiscal 1996, while only Kmart represented more than ten percent of the Company's consolidated net sales in fiscal 1997. The loss of either K-Mart or Target could have an adverse effect on the results of the Company's operations. In addition, several of the Company's licensees sell products bearing the Company's trademarks to the same retailers, including K-Mart. The Company has no long-term commitments or long-term contracts with any of its customers.

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

        NATURE OF INDUSTRY; DEPENDENCE ON JEANS. The apparel industry is highly competitive and characterized generally by ease of entry. Many of the Company's competitors are substantially larger and have greater financial, marketing and other resources than the Company. The Company's revenues are derived principally from sales of jean products. Although the Company's products for the domestic market have historically been less sensitive to fashion trends than higher fashion lines, the apparel industry is subject to rapidly changing consumer preferences, which may have an adverse effect on the results of the Company's operations if the Company materially misjudges such preferences.

        DEPENDENCE ON KEY PERSONNEL. The Company depends on the services of certain key personnel, including Mr. Burton M. Rosenberg, the Chairman of the Board and Chief Executive Officer of the Company. The Company believes that the loss of the services of any of these key personnel could have an adverse effect on the results of the Company's operations.

        RISKS OF DOING BUSINESS OVERSEAS. The Company's sales and earnings attributable to its European operations have generally been increasing in recent years and may in the future constitute a greater proportion of the Company's sales and earnings. In general, the Company believes that the demand for jeans in foreign markets is more susceptible to changes in fashion preferences than in the domestic market. In addition, it is not possible to predict accurately the effect that the continued elimination of trade barriers among members of the European Union will have on the Company's operations in Europe. The Company is also expanding its activities in Eastern Europe, where economic, political and financial conditions are changing rapidly, and has commenced manufacturing operations in Mexico in fiscal 1997. In general, there can be no assurance that the results of the Company's European operations or the operations in Mexico will not be adversely affected by factors such as restrictions on transfer of funds, political instability, competition, the relative strength of the U.S. dollar, changes in fashion preferences and general economic conditions.

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

        LEVERAGE AND FINANCIAL COVENANTS. Although debt and equity transactions have improved the Company's operating and financial flexibility, the Company continues to have indebtedness that could adversely affect its ability to respond to changing business and economic conditions. At

November 1, 1997, the Company had an aggregate of approximately $44.3 million of indebtedness (including capital leases) outstanding and the Company's stockholders' equity was approximately $89.1 million. In addition, the Company's Loan Agreements contain covenants that impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, create liens, sell assets, engage in mergers or acquisitions, make capital expenditures and pay dividends.

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

         Information with respect to sales, operating income and identifiable assets attributable to each of the Company's geographic areas appears in Note 10 of Notes to Consolidated Financial Statements on page 27 of the Company's Annual Report to Stockholders for the fiscal year ended November 1, 1997 (the "Annual Report to Stockholders") and is incorporated herein by reference.

UNITED STATES OPERATIONS

         United States sales increased during fiscal 1992 primarily as a result of greater sales to major mass merchandiser customers, which generally gained market share in the jeans market relative to other retailers, and an improving United States economy. During fiscal 1993, United States sales remained relatively constant. During fiscal 1994, United States sales increased primarily due to increased advertising and remained relatively constant through fiscal 1995. During fiscal 1996, United States sales decreased primarily as a result of a shrinking market share and substantial price competition. This condition continued during fiscal 1997, while the Company continued to compete against private label merchandise at the mass merchant channel of distribution.

         During the first and fourth quarters of fiscal 1996, management authorized and committed the Company to undertake significant downsizing and operational changes which, during 1996, resulted in restructuring and special charges of $30 million.

         The charge in the first quarter included the closing of certain manufacturing facilities in Tennessee and Kentucky. These first quarter closures resulted in the termination of approximately 940 employees and resulted in a total charge against earnings aggregating $15 million. In the fourth quarter, the Company identified additional manufacturing facilities to be closed. The Company has also started to move certain manufacturing operations to Mexico. The additional closures resulted in the termination of approximately 700 employees and a total charge against earnings aggregating $15 million.

         In fiscal 1997, the Company proceeded to implement changes in advertising, marketing and manufacturing policies adopted in the prior year. Additional advertising costs were incurred related to special cooperative advertising programs designed to stimulate over the counter sales and manufacturing operations were established in Mexico. By the end of fiscal 1997, over 1 million pair of jeans had been produced in Mexico and a second facility was under construction.

APPAREL

WOMEN'S AND GIRLS' JEANS

         The Company's principal product line is women's and girls' jeans marketed under the CHIC and CHIC KIDS brand names, respectively, and other brand names owned by the Company, including SUNSET BLUES(R). The Company believes that its women's jeans were the best selling women's jeans to mass merchandisers in the United States in 1997 based on the N.P.D. Report dated July 1997. The Company's jeans are available in a variety of finishes, such as prewashed and stonewashed. By altering the laundry time and ingredients used in the finishing process, the Company is able to produce various colors and shades in denim products.

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

         Currently, the Company's women's jeans are generally priced to sell at retail for between $14.99 and $19.99, with most products priced to sell at retail for $17.99. The Company's girls' jeans are generally priced to sell at retail for between $12.99 and $15.99.

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

         Currently, the Company's women's casual pants are generally priced to sell at retail for between $15.99 and $19.99 and the women's casual shorts are generally priced to sell at retail for between $12.99 and $15.99.

WOMEN'S AND GIRLS' JEAN SHORTS

         The Company markets women's and girls' jean shorts under the CHIC and CHIC KIDS brand names, respectively. Traditional five-pocket jean shorts constitute the Company's core product in this line. The Company complements this basic product with jean shorts that are slightly more fashion-oriented. Currently, the Company's women's jean shorts are generally priced to sell at retail for between $12.99 and $16.99. The Company's girls' jean shorts are generally priced to sell at retail for between $9.99 and $12.99.

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

         Currently, the Company's men's jeans are generally priced to sell at retail for between $15.99 and $19.99; jean shorts are generally priced to sell at retail for between $12.99 and $16.99; and casual pants are generally priced to sell at retail for between $19.99 and $21.99. Boys' jeans are generally priced to sell at retail for between $12.99 and $15.99.

SALES AND DISTRIBUTION

         During fiscal 1997, the Company sold its products to more than 3,000 retailers, which the Company believes, operate over 16,000 stores in the United States. The Company also started to sell merchandise in the Canadian market. Most of the Company's sales in fiscal 1997 were made to mass merchandisers and the remainder were made primarily to department and specialty stores. Sales of the CHIC and H.I.S product lines to the Company's two largest accounts, Kmart Corporation and Target, accounted for approximately 51% of United States sales.

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

         The Company's warehouse and distribution center facility is located in Bruceton, Tennessee. All sewn goods are shipped from the Company's nine assembly plants to Bruceton and are then washed, either at the Company's facilities or an outside launderer, pressed, warehoused and distributed to the Company's customers throughout the United States and Canada.

         Substantially all of the Company's sales in the United States and Europe are to retailers. For the year ended November 1, 1997, sales to one major customer (with sales in excess of 10% of total sales) approximated 23.4% of consolidated net sales. For the year ended November 2, 1996, sales to two major customers (with sales in excess of 10% of total sales) approximated 25.5% and 12.2% of consolidated net sales on an individual basis. For the year ended November 4, 1995, sales to two major customers approximated 23.2% and 14.0% on an individual basis. The receivables from the Company's major customer at November 1, 1997 represents approximately 24.3% of the total accounts receivable balance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company reviews a customer's credit history before extending credit. An allowance for possible losses is established based upon factors surrounding the credit risk of specific customers, historical trends and other information.


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

PRODUCT DESIGN

         The Company's in-house merchandising department develops jeans and casual pants product lines, including the pricing and packaging for each line. The merchandising group interprets market trends by visiting retail stores throughout the United States, Canada and Europe, attending trade shows, working with textile mills and retailers and conducting market research. The Company also researches and tests denim finishes in its Hickman laundry facility in order to develop new wash finishes and treatments to add to the Company's product mix.

         After the merchandising group has researched the retail market and domestic fabric market, consulted with the various fashion and color forecasting services to which the Company subscribes and decided on the details to be incorporated into the new lines, prototype samples, fit, colors and packaging are developed in the New York office. The prototypes are then sent to the Company's main manufacturing facility in Bruceton, Tennessee, which produces a manufactured sample.

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

MANUFACTURING AND RAW MATERIALS

         The Company performs all phases of the manufacturing process in converting raw materials into finished goods. The Company purchases all of its raw materials domestically and manufactures all of its products in North America. Consequently, the Company enjoys a shorter lead-time in filling orders than is usually associated with competitors that rely on imports of finished goods or offshore manufacturing processes.

         The Company currently buys finished fabric in bulk from domestic suppliers and generally has no supply contracts with terms longer than three months. The Company believes that through its domestic suppliers it is able to obtain good quality materials in a timely manner at competitive prices. During fiscal 1997, the Company purchased approximately 63% of its raw materials from two suppliers, which were the only companies supplying more than 10% of the Company's raw materials during fiscal 1997. The Company maintains a portion of its inventories in commodity raw materials, which consist mainly of cotton fabrics, including denim and twills. These raw materials, the Company believes, are readily available from numerous domestic and foreign sources. Although the Company relies heavily on certain suppliers for its raw material needs, the Company believes that the loss of any one source of raw materials, though no such loss is presently anticipated, would not have a material adverse effect on its business since many other alternative, comparable sources are readily available.

         The Company operates manufacturing facilities in Tennessee, Kentucky, Mississippi and Mexico. The Company established a manufacturing facility in Durango, Mexico, which commenced operation during the second fiscal quarter of 1997. Concurrent with the Company's purchase and renovation of the manufacturing facility Mexico, the Company closed certain United States manufacturing facilities. The Company currently has an additional manufacturing facility in Mexico under construction, which is expected to commence operation during the second fiscal quarter of 1998. The Company intends to monitor production demands with available capacity in evaluating whether to close additional facilities in the United States.

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

         The Company uses its own fleet of tractors and trailers to pick up raw materials from its suppliers and transport such raw materials to the Company's central manufacturing headquarters in Bruceton, Tennessee. In Bruceton, the fabric is cut and trimmed and then shipped to one of the Company's nine assembly plants where the garments are sewn. Assembled garments are then sent to for laundry processing and returned to Bruceton for final finishing and pressing.

EUROPEAN OPERATIONS

In Europe, where mass merchandisers have limited market share, the Company's H.I.S brand jeans are sold primarily through department stores and mail order catalogs. Most of the Company's sales in Europe are made in Germany. In recent years, European sales have expanded beyond Germany, Austria and Switzerland into surrounding countries, including Poland, the Czech Republic, Belgium, Luxembourg and the Netherlands. The Company markets women's and men's jeans and casual pants under the H.I.S brand name. As in the United States, the Company's core business in Europe is basic, five-pocket denim jeans. The Company believes that its jeans continued to be the best selling women's jeans in Germany during fiscal 1997.

         Prior to fiscal 1997, the Company had been licensing the H.I.S brands for sale in the Czech Republic for the previous three years. Commencing fiscal 1997 the Company ended the licensing arrangement and marketed its products directly with its own contracting, sales force and distribution center.

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

         The Company's European headquarters are located in Garching, Germany (outside of Munich), where the Company has its own staff of merchandising, sales, production, management and finance personnel. The Company does not own any manufacturing facilities in Europe, but currently has long-term agreements with approximately thirty-five manufacturers in the Czech Republic, Germany, Greece, Italy, Malta, Portugal, Tunisia and Turkey, where the Company believes quality products can be manufactured at competitive prices. Due to the large number of manufacturers, the Company believes that the termination of any existing manufacturing contract would not have a material adverse effect on its operations. All of the raw materials used to assemble the jeans and pants are purchased by the Company in Europe and are readily available from numerous suppliers. Raw materials are shipped to subcontractors in foreign countries for assembly. Finished goods are shipped by the subcontractors to the Company's distribution centers for washing, finishing, warehousing and then shipment to the Company's customers.

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

         The Company employs a merchandising staff that creates styles and selects fabrics designed to meet the demands of the European consumer. Approximately 2,500 retail accounts and mail-order houses are serviced by fewer than 25 commissioned sales people. The Company's European advertising is aimed at men and women between the ages of 16 and 39 through television and print media.

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

         In the second quarter of fiscal 1997, the Company completed an initial public offering of its previously wholly-owned German subsidiary, h.i.s. Sportswear AG, resulting in the sale of 2,120,000 shares, representing approximately 47.5% of the stock, at an offering price of DM 39 per share (approximately $22.61). The net proceeds received by the Company of approximately $43.1 million were used to repay indebtedness and for general corporate purposes.

CENTRAL OFFICE AND COMPUTER SYSTEM

         The Company maintains its principal executive offices in New York City from which it provides its department managers with integrated information with respect to inventory, production, manufacturing and distribution operations as well as financial matters. The Company believes that it has a state-of-the-art computer information system, substantially all of the software for which was developed internally. This sophisticated system allows the Company's salespeople to enter sales orders electronically. Many large customers submit their orders directly to the Company over an electronic data interchange system via satellite. Such linkups allow the Company to process customer orders quickly, reducing the lead-time between orders and deliveries.

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

         The Company also receives on a daily basis orders taken by its sales force. These orders are electronically transmitted to the Company by members of the sales force through their own computer terminals, which are connected to the Company's main computer system via satellite. Such orders are then electronically reviewed for style, color, size, creditworthiness and requested delivery dates. If the results of such reviews are satisfactory, the orders are considered to be confirmed purchase contracts and are added to backlog.

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

LICENSING

         Pursuant to approximately 20 license agreements between the Company and various manufacturers and/or importers, such licensees produce and market a variety of products under the CHIC name and/or H.I.S name including: sportswear, intimate apparel, accessories, hosiery and footwear. Most of these products complement apparel products marketed by the Company.

         The Company began licensing its trademarks in fiscal 1989. Licensing revenues have increased from approximately $0.8 million in fiscal 1990, the first full year of licensing operations, to approximately $6.4 million in fiscal 1996. Licensing revenues declined to approximately $2.8 million in fiscal 1997 due to poor retail business in the United States and the discontinuation of the licensing agreement in the Czech Republic.

         The current license agreements expire on various dates through 2001. Many of the agreements, however, permit the licensee to renew its agreement, subject to certain conditions, prior to expiration, generally for an additional three-year period. The majority of the agreements require that licensees pay a specified guaranteed minimum royalty to the Company at the beginning of each quarter during the term of the licensing agreement and then pay a certain percentage (generally five percent) of the licensee's net sales of products bearing a trademark licensed by the Company. Such payments are due within 30 days after the end of each quarter, against which amount the guaranteed royalty is deducted. Generally, each licensee is required to spend specified amounts for advertising and promotion of the licensed products and most licensees offer a matching cooperative advertising plan to retailers for advertising in weekly circulars that are used by some retailers to advertise sale items. The Company has received no indication from its licensees that they intend to terminate their licensing agreement with the Company prior to its expiration.

         The Company's strategy is to identify market leaders in their respective fields who will generate increased sales over an extended period of time and entrench the brand names in key categories. The Company often consults with its largest customers to identify and evaluate potentially suitable licensees. In evaluating a potential licensee, the Company considers the experience, financial stability, manufacturing performance and marketing ability of the potential licensee. It also evaluates the marketability of the products proposed to be licensed and the compatibility of such products with other products manufactured or licensed by the Company. The Company believes that strong consumer acceptance of the CHIC and/or H.I.S brand name and the care that the Company uses in selecting suitable licensees have been major contributors to its licensing program.

         The Company continues to explore opportunities to expand its licensing program to other related products and geographic regions to strengthen brand identity.

         By increasing consumer awareness of its brand names through expanded advertising of its products, and continuing to use care in selecting suitable licensees, the Company anticipates that it will be able to strengthen its licensing business. As the demand for licensed products expands, competition will increase among licensors and no assurance can be given that the Company will be able to expand or maintain its market position with respect to various licensed goods in the future. In addition, no assurance can be given that demand will expand.

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

BACKLOG

         The Company's backlog consists of confirmed purchase contracts. At November 1, 1997, the Company had unfilled customer orders of approximately $135.2 million of merchandise, of which approximately $94.4 million were for domestic orders and approximately $40.8 million (based on the exchange rate for the deutsche mark on November 1, 1997) were for European orders, compared to approximately $97.9 million at November 2, 1996, of which approximately $53.2 million were for domestic orders and approximately $44.7 million (based on the exchange rate for the deutsche mark on November 2, 1996) were for European orders. The Company believes that the change in backlog in the United States and Europe is attributable largely to the performance of the Company's products in over-the counter sales by its customers which leads to the placement of future orders. Substantially all of the unfilled orders at November 1, 1997 are expected to be shipped before the end of the Company's fiscal year ending November 7, 1998. The Company believes that in the past it has shipped at least 95% of its confirmed purchase contracts. The Company has not generally experienced difficulty in filling orders on a timely basis.

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

         The Company has recently registered a new trademark, SLAX(R) , to market women's casual pants in Europe. This marketing effort represents a significant diversification in the Company's product line in Europe. Depending on the European success of this line, the Company may introduce this label in the United States.

EMPLOYEES

         As of November 1, 1997, the Company employed approximately 3,000 full-time people in the United States and 700 people in Mexico. Most of the Company's domestic work force is employed in Tennessee, where the Company believes that it is one of the largest private employers. As of November 1, 1997, the Company employed approximately 150 people in Europe.

         None of the Company's employees are represented by a union. The Company believes that its relationship with its employees is good.

         The Company believes that all of its manufacturing facilities are in material compliance with applicable occupational health and safety laws.

ITEM 2.  PROPERTIES

         The Company owns its principal manufacturing and distribution facilities, which are located in Tennessee and Mexico. The Company leases additional facilities, including its corporate headquarters and showrooms in New York City, and other offices, factories, warehouses, showrooms and retail stores in the United States, Germany, Austria and Switzerland from unrelated third parties. The Company's principal owned and leased properties are described in the chart below.


                                       PRINCIPAL OWNED AND LEASED PROPERTIES


                                                              Location          Square Footage      Owned/Leased
                                                              --------          --------------      ------------
North America
         Manufacturing and Assembly Facilities.........     Belmont, MS            102,900             Leased
                                                            Bruceton, TN           200,094             Owned
                                                            Bruceton, TN           150,000             Owned
                                                            Durango, Mexico        108,000             Owned
                                                            Gleason,TN              53,103             Owned
                                                            Hickman, KY            280,000             Leased
                                                            Monticello, KY          58,000             Owned
                                                            Saltillo, TN            48,028             Owned
                                                            South Fulton, TN        70,269             Owned
                                                            Trezevant, TN           42,008             Owned
         Warehouse and Distribution....................     Bruceton, TN           422,087             Owned
         Showrooms.....................................     Chicago, IL              1,242             Leased
                                                            Dallas, TX               1,325             Leased
                                                            New York, NY             8,721             Leased
         Retail Stores.................................     Bowling Green, KY        7,200             Leased
                                                            Bruceton, TN             5,500             Leased
                                                            Clarksville, IN          6,420             Leased
                                                            Cookeville, KY          11,200             Leased
                                                            Goodlettsville, TN       5,310             Leased
                                                            Louisville, KY           7,100             Leased
                                                            Murfreesboro, TN         5,200             Leased
                                                            Paducah, KY              5,000             Leased
         Machine Shop and Equipment Warehouse..........     Bruceton, TN            41,000             Owned
                                                            Bruceton, TN            12,000             Owned
         Corporate Offices.............................     New York, NY            34,034             Leased


Europe

         Office and Warehouse..........................     Prague, Czech Republic   1,534             Leased
                                                            Garching, Germany       90,000             Leased
                                                            Warsaw, Poland                             Leased
         Showrooms.....................................     Bergheim, Austria        2,000             Leased
                                                            Prague, Czech Republic                     Leased
                                                            Berlin, Germany            600             Leased
                                                            Munich, Germany          1,500             Leased
                                                            Neuss, Germany           1,100             Leased
                                                            Warsaw, Poland             137             Leased
                                                            Zurich, Switzerland        700             Leased


         The Company believes that its existing facilities are well maintained, in good operating condition and are adequate for its present level of operations and sufficient to accommodate any increased output for the foreseeable future after consideration of the operational changes anticipated to be made.

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


ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item will be included under the captions "ELECTION OF DIRECTORS" AND "EXECUTIVE OFFICERS" of the Company's Proxy Statement for the Annual Meeting of Stockholders ("the 1998 Proxy Statement") and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item will be included under the caption "EXECUTIVE COMPENSATION" of the 1998 Proxy Statement and is incorporated herein by reference, except that the subsections entitled "Report of Compensation Committee on Executive Compensation" and "Performance Graph" of the 1998 Proxy Statement shall not be deemed to be so incorporated.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         The information required by this item will be included under the caption "PRINCIPAL STOCKHOLDERS OF THE COMPANY" of the 1998 Proxy Statement and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be included under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" of the 1998 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed or incorporated by reference as a part of this report:

              1. The financial statements which are incorporated by reference from the Annual Report to Stockholders pursuant to Item 8 as follows:

                      Report of Independent Certified Public Accountants

                      Consolidated Balance Sheets at November 2, 1996 and November 1, 1997

                      Consolidated Statements of Operations For the Years Ended November 4, 1995, November 2, 1996, and November 1, 1997

                      Consolidated Statement of Stockholders' Equity For the Years Ended November 4, 1995, November 2, 1996, and November 1, 1997

                      Consolidated Statement of Cash Flows for the Years Ended November 4, 1995, November 2, 1996, and November 1, 1997

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

3.2 By-laws of the Company. (Incorporated herein by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 No. 33-56270).

4.1 Loan Agreement, dated as of May 1, 1990, between the Industrial Development Board of the County of Carroll (the "ID Board") and Henry I.

                  Siegel Company, Inc. ("Siegel"). (Incorporated herein by reference to Exhibit 4.12 to the Company's Registration Statement on Form S-1 No. 33-56270).

4.2 Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 15, 1994 among the Company, NationsBank of North Carolina, N.A. ("NationsBank"), National Westminster Bank USA ("NatWest") and The Bank of New York ("BONY"). (Incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended November 5, 1994).

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

4.5 Amended Agreement No. 3, dated as of December 31, 1996, among the Company, NationsBank and Fleet Bank (f/k/a NatWest). (Incorporated herein by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended November 4, 1996).

4.6 Lease, dated as of September 1, 1993, between the ID Board and Siegel. (Incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended November 6, 1993)

4.7 Lease, dated as of August 1, 1994, between the City of Hickman, Kentucky, and H.I.S. Kentucky, Inc. (Incorporated herein by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended November 5,
                  1994).

4.8 Note Agreement, dated as of June 30, 1995, by the Company and each of the Purchasers listed on Schedule 1 thereto (the "Note Agreement"). (Incorporated herein by reference to
                  Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for quarter ended August 5, 1995).

4.9 Waiver and Amendment Agreement, dated as of February 14, 1996, among the Company and each of the Purchasers listed on
                  Schedule I attached to the Note Agreement. (Incorporated herein by reference to Exhibit 4.8 to the

                  Company's Annual Report on Form 10-K for the fiscal year ended November 4, 1995).

4.10              Lease, dated as of February 1, 1995, between Fulton
                  County, Kentucky and H.I.S. Kentucky, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for quarter ended May 6, 1995).

4.11 Loan Agreement, dated as of April 1, 1995, between the ID Board and Siegel. (Incorporated herein by reference to Exhibit
                  10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended May 6, 1995).

4.12 Amended and Restated Credit Agreement, dated as of March 17, 1997, among the Company, the Domestic Subsidiaries of the Company, as Guarantors, NationsBank, N.A. ("NationsBank") and Fleet Bank, N.A. ("Fleet Bank").

4.13 Amendment Agreement, dated September 12, 1997, among the Company, the Domestic Subsidiaries of the Company, as Guarantors, NationsBank and Fleet Bank.

9.1 Voting Trust Agreement ("Voting Trust Agreement 1"), dated as of January 11, 1989, among Milan Danek, Stephen Weiner and Burton M. Rosenberg, as voting trustee. (Incorporated herein by reference to Exhibit 9.1 to the Company's Registration Statement on Form S-1 No. 33- 56270).

9.2 Amendment No. 1, dated as of November 24, 1992, to Voting Trust Agreement 1 among Milan Danek, Stephen Weiner and Burton
                  M. Rosenberg, as voting trustee. (Incorporated herein by reference to Exhibit 9.2 to the Company's Registration Statement on Form S-1 No. 33-56270).

9.3 Voting Trust Agreement, dated as of June 27, 1990, among Nancy Siegel and Hillary Siegel and Burton M. Rosenberg, as voting trustee. (Incorporated herein by reference to Exhibit
                  9.3 to the Company's Registration Statement on Form S-1 No. 33-56270).

9.4 Voting Trust Agreement, dated as of February 2, 1993, among Roland Kimberlin, Robert Luehrs, Harvey Schulman and Burton M. Rosenberg, as voting trustee. (Incorporated herein by reference to Exhibit 9.4 to the Company's Annual Report on Form 10-K for the fiscal year ended

                  November 6, 1993).

10.1 Registration Rights Agreement, dated as of November 20, 1992, among the Company, Chrysler Capital Corporation, Whirlpool Financial Corporation, NatWest, B.T. Expedition, Inc., and Jesse S. Siegel. (Incorporated herein by reference to Exhibit 4.14 to the Company's Registration Statement on Form S-1 No. 33-56270).

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

10.4              Amended and Restated Consulting Agreement, dated
                  September 23, 1988, between Siegel and Jesse S. Siegel. (Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 No. 33- 56270).

10.5 Employment Agreement, dated as of March 15, 1996 among the Company, Siegel and Burton M. Rosenberg. (Incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended November 4,
                  1996).

10.6 Employment Agreement, dated as March 15, 1996, among the Company, Siegel and Roland L. Kimberlin. (Incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended November 4, 1996).

10.7 Employment Agreement, dated as of March 15, 1996, among the Company, Siegel and Robert F. Luehrs. (Incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended November 4, 1996).

10.8 Employment Agreement, dated as of March 15, 1996, among the Company, Siegel and Stephen Weiner. (Incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended November 4, 1996).

10.9 Lease, dated November 1989, between Tishomingo County, Mississippi, and Siegel. (Incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.10 Lease, dated December 1, 1989, between Tishomingo County, Mississippi, and Siegel. (Incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.11 Agreement of Lease, dated as of May 10, 1985, between Nineteen New York Properties Limited Partnership and Siegel. (Incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 No.
                  33-56270).

10.12             Lease, dated November 1, 1968, between Keystone
                  Associates and Siegel, as amended. (Incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.13             Lease, dated September 11, 1979, between the Mayor and
                  Board of Aldermen of the Town of Tiptonville, Lake County, Tennessee, and Siegel. (Incorporated herein by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.14 Chic by H.I.S, Inc. 1993 Stock Option Plan and First Amendment thereto. (Incorporated herein by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.15             Chic by H.I.S, Inc 1995 Stock Option Plan for
                  Non-Employee Directors. (Incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended November 5, 1994).

10.16             Phoenix Home Life Insurance Plan (Disability Plan).
                  (Incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.17 Pension Plan for Eligible Employees, including amendments I through IV thereto. (Such Plan and Amendments I through III thereof incorporated herein by reference to
                  Exhibit 10.21 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.18             Security Agreement, dated as of May 1, 1990, between the
                  ID Board and Siegel. (Incorporated herein by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.19             Guaranty Agreement, dated as of May 1, 1990, by the
                  Company in favor of Trust company Bank, as trustee. (Incorporated herein by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 No. 33- 56270).

10.20 Letter, dated May 11, 1990, from the Company and Siegel to Bayerische Hypotheken-Und Weschsel-Bank AG. (Incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 No. 33- 56270).

10.21 Lease, dated October 27, 1986, between Sportswear and Erbengemeinschaft Kellerer, including an amendment thereto. (Translated). (Incorporated herein by reference to Exhibit
                  10.28 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.22 Agreement, dated December 28, 1992, between Commerzbank and Sportswear. (Translated). (Incorporated herein by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.23 Agreement, dated December 18, 1992, among Deutsche Bank, Sportswear, Siegel and the Company. (Translated). (Incorporated herein by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1 No. 33- 56270).

10.24 Agreement, dated June 26, 1991, between Hypo Bank and Sportswear. (Translated). (Incorporated herein by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.25 Licensing and Cooperation Agreement, dated November 2, 1990, between Sportswear and Odevni Prumysl, Statni Podnik. (Incorporated herein by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.26 Licensing Agreement, dated May 29, 1992, between Sportswear and CONSINVEST Ltd. (Translated). (Incorporated herein by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1 No. 33- 56270).

10.27 Guaranty Agreement, dated as of September 1, 1993, by the Company in favor of First American National Bank, as Trustee. (Incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended November 6, 1993).

10.28 Guaranty Agreement, dated as of August 1, 1994, by the company in favor of First American National Bank. (Incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended November 5, 1994).

10.29 Amended and Restated Limited Guaranty Agreement, dated as of December 15, 1994, by h.i.s. Limited in favor of NationsBank. (Incorporated herein by reference to Exhibit
                  10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended November 5, 1994).

10.30 Amended and Restated Limited Guaranty Agreement, dated as of December 15, 1994, by Chic by H.I.S. Licensing Corporation in favor of NationsBank. (Incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended November 5, 1994).

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

10.33 Amended and Restated Limited Guaranty Agreement, dated as of December 15, 1994, by H.I.S. Kentucky, Inc. in favor of NationsBank. (Incorporated herein by reference to Exhibit
                  10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended November 5, 1994).

10.34 Guaranty Agreement, dated as of February 1, 1995, by the Company in favor of First American National Bank, as trustee. (Incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended May 6, 1995).

10.35             Guaranty Agreement, dated as of April 1, 1995, by the
                  Company in favor of First American National Bank, as trustee. (Incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended May 6, 1995).

10.36 Guaranty Agreement, dated as of June 30, 1995, by Siegel in favor of the

                  Purchasers listed on Annex 1 thereto. (Incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 1995).

10.37 Guaranty Agreement, dated as of June 30, 1995, by Chic Holdings Corp. in favor of the Purchasers listed on Annex 1 thereto. (Incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 1995).

10.38 Guaranty Agreement, dated as of June 30, 1995, by Chic by H.I.S. Licensing Corporation in favor of the Purchasers listed on Annex 1 thereto. (Incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 1995).

10.39             Guaranty Agreement, dated as of June 30, 1995, by H.I.S.
                  Kentucky, Inc. in favor of the Purchasers listed on Annex 1 thereto. (Incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 1995).

10.40             Guaranty Agreement, dated as of June 30, 1995, by h.i.s.
                  Limited in favor of the Purchasers listed on Annex 1 thereto. (Incorporated herein by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 1995).

10.41 Rights Agreement, dated as of February 28, 1997, between the Company and Continental Stock Transfer & Trust Company (Incorporated herein by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated February 28, 1997.)

13.1 Annual Report to Stockholders of the Company for the fiscal year ended November 1, 1997 (including attachment thereto).

21.1 Subsidiaries of the Company. (Incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 5, 1994).

27                Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on January 29, 1998.

                                  CHIC BY H.I.S, INC.



                                  By /s/ Burton M. Rosenberg
                                     -----------------------
                                     (Burton M. Rosenberg)
                                     Chairman of the Board and
                                     Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                         Capacity                     Date
---------                         --------                     ----

/s/ Burton M. Rosenberg           Chairman of the Board,       January 29, 1998
-----------------------------     Chief Executive Officer
(Burton M. Rosenberg)             and Director (Principal
                                  Executive Officer)

/s/ Christine A. Hadjigeorge      Chief Financial Officer      January 29, 1998
-----------------------------     and Treasurer
(Christine A. Hadjigeorge)        (Principal Financial
                                  Officer)

/s/ Stuart Jaeger                 Secretary and Controller     January 29, 1998
-----------------------------     (Principal Accounting
(Stuart Jaeger)                   Officer)

/s/ Milan Danek                   Director                     January 29, 1998
-----------------------------
(Milan Danek)

/s/ Richard K. Howe               Director                     January 29, 1998
----------------------------
(Richard K. Howe)

/s/ Hirsh Jacobson                Director                     January 29, 1998
-----------------------------
(Hirsh Jacobson)

/s/ Rica Spector                  Director                     January 29, 1998
-----------------------------
(Rica Spector)

Signature                         Capacity                     Date
---------                         --------                     ----

/s/ Roland L. Kimberlin           Director                     January 29, 1998
-----------------------------
(Roland L. Kimberlin)

/s/ Robert F. Luehrs              Director                     January 29, 1998
-----------------------------
(Robert F. Luehrs)

/s/ Jesse S. Siegel               Director                     January 29, 1998
-----------------------------
(Jesse S. Siegel)

/s/ Harvey Silverman              Director                     January 29, 1998
-----------------------------
(Harvey Silverman)

/s/ Edward J. Walsh, Jr.          Director                     January 29, 1998
-----------------------------
(Edward J. Walsh, Jr.)

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of
Chic by H.I.S., Inc. and Subsidiaries


The audits referred to in our report dated December 16, 1997, relating to the consolidated financial statements of Chic by H.I.S., Inc. and Subsidiaries, which is referred to in Item S of this Form 10-K, included the audit of the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



BDO Seidman, LLP

New York, New York
December 16, 1997

                                                CHIC BY H.I.S, INC.
                                                    SCHEDULE II
                                         VALUATION AND QUALIFYING ACCOUNTS
                                                  (IN THOUSANDS)

YEAR ENDED
NOVEMBER 4, 1995
COLUMN A                            COLUMN B             COLUMN C           COLUMN D           COLUMN E
--------------------            ------------------   ----------------  ------------------   ---------------
                                   BALANCE AT                                                  BALANCE
                                  BEGINNING OF                                                AT END OF
DESCRIPTION                         PERIOD              ADDITIONS          DEDUCTIONS          PERIOD
--------------------            ------------------   ----------------  ------------------  ----------------
RESERVE FOR
  UNCOLLECTIBLE ACCOUNTS
  AND RETURNS AND
  ALLOWANCES                          $269                $102                 $0               $371
                                ==================   ================  ==================  ================

YEAR ENDED
NOVEMBER 2 , 1996
COLUMN A                            COLUMN B             COLUMN C           COLUMN D           COLUMN E
--------------------            ------------------   ----------------  ------------------   ---------------
                                   BALANCE AT                                                  BALANCE
                                  BEGINNING OF                                                AT END OF
DESCRIPTION                         PERIOD              ADDITIONS          DEDUCTIONS          PERIOD
--------------------            ------------------   ----------------  ------------------   ---------------

RESERVE FOR
  UNCOLLECTIBLE ACCOUNTS
  AND RETURNS AND
  ALLOWANCES                          $371                 $0                 $246              $125
                                ==================   ================  ==================  ================

YEAR ENDED
NOVEMBER 1, 1997
COLUMN A                            COLUMN B             COLUMN C           COLUMN D           COLUMN E
--------------------            ------------------   ----------------  ------------------   ---------------
                                   BALANCE AT                                                  BALANCE
                                  BEGINNING OF                                                AT END OF
DESCRIPTION                         PERIOD              ADDITIONS          DEDUCTIONS          PERIOD
--------------------            ------------------   ----------------  ------------------   ---------------

RESERVE FOR
  UNCOLLECTIBLE ACCOUNTS
  AND RETURNS AND
  ALLOWANCES                          $125                $65                  $0               $190
                                ==================   ================  ==================  ================
