Form 10-Q
period 1998-01-31
CHIC BY H I S INC
filed 1998-03-16
CIK 895519

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         -------------------
                              FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended January 31, 1998
                   Commission File No. 1-11722

                        CHIC BY H.I.S, INC.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

     Delaware                                     13-3494627
-----------------------------------------------------------------
(State of Incorporation)                     (I.R.S. Employer
                                             Identification No.)

1372 Broadway, New York, New York                         10018
-----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

     (212) 302-6400
-------------------------------
Registrant's telephone number,
including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes   X   No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Shares
     Date                  Class                     Outstanding
----------------    ____________________________     ___________
March 5, 1998       Common Stock, $.01 Par Value       9,787,868




                         CHIC BY H.I.S, INC.

                              INDEX
                         -------------------

                                                            Page

Part I.   Financial Information

          Item 1:   Financial Statements
               (unaudited, except as noted):

               Consolidated Balance Sheets at
               January 31, 1998 and November
               1, 1997 (audited)                              3

               Consolidated Statements of Operations
               for the thirteen weeks ended January 31,
               1998 and February 1, 1997                      4

               Consolidated Statements of Cash Flows
               for the thirteen weeks ended January 31,
               1998 and February 1, 1997                      5

               Consolidated Statements of Stockholders'
               Equity for the thirteen weeks ended
               January 31, 1998 and February 1, 1997          6

               Notes to Consolidated Financial Statements   7-8

          Item 2:   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                    9-12

Part II.  Other Information

          Item 5:   Special Note Regarding Forward-
                    Looking Statements                      13-14

          Item 6:   Exhibits and Reports on Form 8-K          15


               Signature Page                                 16




               CHIC BY H.I.S., INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

                                         Jan. 31, 1998  Nov. 1, 1997
(In thousands)                            (Unaudited)    (Audited)
-----------------------------------------------------------------
Assets
 Current:
    Cash and cash equivalents                      7,480        $   7,395
    Accounts receivable - net of
      reserve for possible losses                 35,561           32,926
    Inventories                                   71,753           71,368
    Deferred income taxes                          2,767            3,020
    Prepaid expenses and other
      current assets                               4,588            3,560
-----------------------------------------------------------------
         Total Current Assets                    122,149          118,269
-----------------------------------------------------------------
 Property, Plant and Equipment,
    at cost less accumulated
    depreciation and amortization                 70,801           67,998
 Other Assets                                      3,106            2,436
-----------------------------------------------------------------
                                               $ 196,056        $ 188,703
-----------------------------------------------------------------

Liabilities and Stockholders' Equity
 Current:
    Revolving bank loan                        $  23,500        $  15,000
    Foreign bank debt                                888              -
    Current maturities of
      long-term debt                               1,934            1,997
    Obligations under capital leases                 757              701
    Accounts payable                              13,836           17,032
    Accrued liabilities:
      Payroll, payroll taxes and
         commissions                               2,837            5,492
      Income taxes                                 6,630            4,802
      Other                                        5,877            5,731
-----------------------------------------------------------------
         Total current liabilities                56,259           50,755
-----------------------------------------------------------------







 Non-current:
    Long-term debt                                25,921           25,989
    Pension liability                             10,654           10,654
    Deferred income taxes                          2,713            2,713
    Obligations under capital leases               1,105              660
-----------------------------------------------------------------
         Total non-current liabilities            40,393           40,016
-----------------------------------------------------------------
Minority interest                                  9,264            8,864

Stockholders' Equity
 Preferred stock, $.01 par value
    shares authorized 10,000,000;
    none issued                                      -                -
 Common stock, $.01 par value -
    25,000,000 shares authorized;
    9,787,868 and 9,764,968 issued
    and outstanding                                   99               99
 Paid-in capital                                 105,724          105,590
 Retained earnings (deficit)                      (4,783)          (6,299)
 Foreign currency translation
    adjustment                                      (246)             332
 Excess of additional pension liability
    over intangible pension asset                (10,654)         (10,654)
-----------------------------------------------------------------
         Stockholders' Equity                     90,140           89,068
-----------------------------------------------------------------
                                               $ 196,056        $ 188,703
















         See notes to consolidated financial statements.



              CHIC BY H.I.S. INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


(In thousands, except share)           Thirteen weeks   Thirteen weeks
  and per share amount)                 ended January   ended February
                                          31, 1998         1, 1997
-----------------------------------------------------------------
Net sales                                         64,245           56,031
Cost of goods sold                                47,680           41,220
-----------------------------------------------------------------
    Gross profit                                  16,565           14,811
Licensing revenues                                   597              538
-----------------------------------------------------------------
                                                  17,162           15,349
Selling, general and administrative
    expenses                                      11,907           14,339
-----------------------------------------------------------------
    Operating income                               5,255            1,010
Interest and finance costs                          (883)          (1,187)
-----------------------------------------------------------------
    Income (loss) before provision for
      income taxes, minority interest
      and extraordinary item                       2,440             (394)
Provision for income taxes                         1,932              217
-----------------------------------------------------------------
    Income (loss) before minority
      interest and extraordinary
      item                                         2,440             (394)
Minority interest                                    924              -
-----------------------------------------------------------------
    Income (loss) before
      extraordinary item                           1,516             (394)
Extraordinary loss from extinguishment
    of debt                                          -               (330)
-----------------------------------------------------------------
    Net income (loss)                           $  1,516            $(724)
-----------------------------------------------------------------









Earnings (loss) per common share:
    Basic:
      Income (loss) before extraordinary
         item                                          $.15             ($.04)
      Net income (loss)                                $.15             ($.07)

    Diluted:
      Income (loss) before extraordinary
         item                                          $.15             ($.04)
      Net income (loss)                                $.15             ($.07)
-----------------------------------------------------------------
Weighted average number of common shares
 and share equivalents outstanding
    Basic                                          9,787,868    9,753,868
    Diluted                                        9,895,017    9,753,868
-----------------------------------------------------------------




























      See notes to consolidated financial statements.




              CHIC BY H.I.S., INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                       Thirteen Weeks Ended
                                       --------------------
                                           January 31,      February 1,
(In thousands)                                1998            1997
-----------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                             $   1,516           ($ 724)
-----------------------------------------------------------------
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
    Minority interest                               924               -
    Depreciation and amortization                 1,266              976
    Deferred income taxes                           253           (1,525)
Decrease (increase) in:
    Accounts receivable                          (2,635)           6,949
    Inventories                                    (385)         (13,105)
    Prepaid expenses and other
      current assets                             (1,028)          (3,053)
    Other assets                                   (670)          (1,329)
Increase (decrease) in:
    Accounts payable                             (3,196)           5,587
    Accrued liabilities                            (680)          (1,746)
-----------------------------------------------------------------
      Total adjustments                          (6,151)          (7,246)
-----------------------------------------------------------------
      Net cash used in operating
         activities                              (4,635)          (7,970)
-----------------------------------------------------------------
Cash flows from investing activities:
Purchase of property, plant
 and equipment                                   (3,259)          (1,216)
-----------------------------------------------------------------













Cash flows from financing activities:
Increase in loans under revolving
 line of credit                                    8,500           25,900
Increase in foreign bank debt                        888            4,113
Repayment of long-term debt                          -            (43,000)
Proceeds from the issuance of
 common stock                                        134              -
Increase in deferred financing costs                 -               (150)
Principal payments under capitalized
 lease obligations                                  (202)            (221)
Retirement of capitalized lease
 obligation                                         (175)             -
-----------------------------------------------------------------
Net cash provided by (used in)
 financing activities                              9,145          (13,358)
-----------------------------------------------------------------
Increase (decrease) in cash and cash
 equivalents                                       1,251          (22,544)
-----------------------------------------------------------------
Effect of exchange rates on cash                  (1,166)          (1,491)
Cash and cash equivalents, beginning
 of period                                         7,395           27,178
Cash and cash equivalents, end of
 period                                          $ 7,480          $ 3,143
-----------------------------------------------------------------



















          See notes to consolidated financial statements.




              CHIC BY H.I.S., INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (Unaudited)



(In Thousands)        Total     Common stock  Paid-in capital
-----------------------------------------------------------------
Balance, November
  2, 1996                      $80,878      $  98         $105,526
Net loss                          (724)                          -             -
Foreign currency
  Translation
  adjustment                    (1,360)                          -             -
-----------------------------------------------------------------
Balance February 1,
  1997                     $78,794         $98          $105,526
-----------------------------------------------------------------

                                                        Excess of
                                                       additional
                                         Foreign         pension
                          Retained      currency     liability over
                          earnings      translation     intangible
                          (deficit)     adjustment     pension asset
-----------------------------------------------------------------
Balance, November
  2, 1996                     ($16,764)      $1,645          ($9,627)
Net loss                          (724)           -                -
Foreign currency
  translation
  adjustment                         -       (1,360)               -
-----------------------------------------------------------------
Balance, February
  1, 1997                      (17,488)        $285          ($9,627)
-----------------------------------------------------------------












                           Total     Common stock  Paid-in capital
-----------------------------------------------------------------
Balance, November
  1, 1997                      $89,068        $99         $105,590
Net income                       1,516          -                -
Foreign currency
  translation
  adjustment                      (578)                          -             -
Stock options
  exercised                        134          -              134
Balance, January 31,
  31, 1998                     $90,140      $  99         $105,724
-----------------------------------------------------------------

                                                        Excess of
                                                       additional
                                         Foreign         pension
                          Retained      currency     liability over
                          earnings      translation     intangible
                          (deficit)     adjustment     pension asset
-----------------------------------------------------------------
Balance, November
  1, 1997                      ($6,299)        $332         ($10,654)
Net income                       1,516            -                -
Foreign currency
  translation
  adjustment                         -         (578)               -
Stock options
  exercised                          -            -                -
-----------------------------------------------------------------
Balance, January
  31, 1998                     $(4,783)       $(246)        $(10,654)
-----------------------------------------------------------------











       See notes to consolidated financial statements.




               CHIC BY H.I.S., INC. AND SUBSIDIARIES

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

2.   Inventories

Inventories consist of the following:

(In Thousands)             January 31, 1998      November 1, 1997
-----------------------------------------------------------------
Raw Materials                      $  8,037             $  8,138
Work-in-process                      18,138               16,461
Finished goods                       45,578               46,769
-----------------------------------------------------------------
                                   $ 71,753             $ 71,368

3.   Recent Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options in a manner similar to fully diluted earnings per share, except that the use of the market price at the end of the period, when that price is higher than the average market price for the period, has been eliminated. This standard is effective for period ending after December 15, 1997. The adoption of this standard did not have a significant effect on the Company's earnings per share calculation.


In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

SFAS No. 130, "Reporting Comprehensive Income," established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.
It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of and enterprises about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

Both SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated.
















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



                                            Thirteen Weeks Ended
-----------------------------------------------------------------
                                         January 31,   February 1
                                           1998            1997
-----------------------------------------------------------------
Net sales
  United States                                 63.7           54.0
  Europe                                        36.3           46.0
-----------------------------------------------------------------
  Consolidated                                 100.0          100.0
-----------------------------------------------------------------
Gross margin
  United States                                 15.8           13.8
  Europe                                        43.3           41.2
-----------------------------------------------------------------
  Consolidated                                  25.8           26.4
-----------------------------------------------------------------
Licensing revenues                                .9            1.0
-----------------------------------------------------------------
Selling, general and administrative
  expenses                                      18.5           25.6
-----------------------------------------------------------------
Operating income                                 8.2            1.8
-----------------------------------------------------------------
Interest and finance costs                       1.4            2.1
-----------------------------------------------------------------




Income (loss) before provision for
  income taxes, minority interest
   and extraordinary item                        6.8            (.3)
-----------------------------------------------------------------
Provision for income taxes                       3.0             .4
-----------------------------------------------------------------
Minority interest                                1.4               -
-----------------------------------------------------------------
Extraordinary item                               -              (.6)
-----------------------------------------------------------------
Net income (loss)                                2.4           (1.3)
-----------------------------------------------------------------




































            CHIC BY H.I.S., INC. AND SUBSIDIARIES

The following discussion provides information and analysis of the results of operations of the Company for the thirteen weeks ended
January 31, 1998 and February 1, 1997 and its liquidity and capital resources.

Thirteen Weeks ended January 31, 1998 (the "1998 First Quarter")
Compared to Thirteen Weeks ended February 1, 1997 (the "1997
First Quarter")

          Net Sales. Net sales for the 1998 First Quarter increased $8.2 million, or 14.7%, from $56.0 million for the 1997 First Quarter to $64.2 million. United States sales increased by $10.7 million, or 35.3%, to $40.9 million primarily due to an increase in unit sales volume. As of January 31, 1998, the Company had a total backlog of confirmed domestic purchase orders of $76.4 million, an increase of 64.9% compared to $46.3 million as of February 1, 1997. In the 1998 First Quarter, European sales increased by 1.1 million deutsche marks, or 1.7%, to 41.4 million deutsche marks. When converted using the prevailing currency exchange rate, the European sales translated into a decrease of $2.4 million, or 9.5%, to $23.3 million for the 1998 First Quarter. As of January 31, 1998, the Company had a total backlog of confirmed European purchase orders of 62.9 million deutsche marks, a decrease of 3.3% compared to 65.0 million deutsche marks as of February 1, 1997. The confirmed European backlog, when converted into U.S. currency at the then prevailing rate, was $36.5 million, a decrease of 8.1% compared to $39.7 million on February 1, 1997.

          The Company's backlog consists of confirmed purchase contracts. Substantially all of the unfilled orders are expected to be shipped within 12 months. The Company believes that in the past it has shipped at least 95% of its confirmed purchase contracts. The Company has not generally experienced difficulty in filling orders on a timely basis.

          Gross Profit. Gross profit for the 1998 First Quarter increased $1.8 million, or 11.8%, from $14.8 million in the 1997 First Quarter to $16.6 million, although gross margin decreased from 26.4% to 25.8%. United States gross profit increased $2.3 million from $4.2 million for the 1997 First Quarter to $6.5 million. The increase in gross profit and as a percentage of net sales in the United States was primarily due to the increase in sales volume, as well as the increase in production at the



               CHIC BY H.I.S., INC. AND SUBSIDIARIES


Company's Mexican production facility. European gross margin increased from 41.2% in the 1997 First Quarter to 43.3% primarily due to product mix.

          Licensing Revenues. Licensing revenues remained relatively flat for the 1998 First Quarter at $.6 million, as compared to $.5 million for the 1997 First Quarter.

          SG&A Expenses. Selling, general and administrative expenses decreased $2.4 million, or 17.0%, to $11.9 million for the 1998 First Quarter primarily due to decreased advertising and sales promotion costs.

          Operating Income. Operating income for the 1998 First Quarter increased $4.3 million from $1.0 million in the 1997 First Quarter to $5.3 million, primarily due to the increase in sales and the decrease in selling, general and administrative expenses.

          Interest and Finance Costs. Interest and finance costs decreased $.3 million or 25.6%, from $1.2 million for the 1997 First Quarter to $.9 for the 1998 First Quarter. The decrease in interest cost was due to lower outstanding borrowings for the period.

          Income Taxes. The provision for income taxes for the 1998 First Quarter was $1.9 million as compared to $.2 million for the 1997 First Quarter as a result of an increase in income. The domestic tax provision reflects the utilization of the deferred tax asset and the Company's state and local tax obligation.
















               CHIC BY H.I.S., INC. AND SUBSIDIARIES


Liquidity and Capital Resources

          The Company's principal capital requirements have been to fund working capital needs and capital expenditures. The Company has historically relied primarily on internally generated funds, trade credit, bank borrowings and other debt offerings to finance these needs.

          In the 1998 First Quarter, net cash of $4.6 million was used in operations, as compared to $8.0 million in the1997 First Quarter. The net cash used in operations was primarily attributable to the increases in accounts receivables, inventories, and prepaid and other assets of $2.6 million, $.4 million and $1.7 million, respectively, as well as the decrease in accounts payable and accrued expenses of $3.9 million, which were partially offset by the income for the period. The changes in accounts receivable, inventories and accounts payable are primarily attributable to the increase in sales and order backlog. The decrease in accrued expenses is primarily due to the payment of vacation and other employee benefits accrued at the year end during the first quarter.

          Net cash of $3.3 million was used in investing activities in the 1998 First Quarter, as compared to $1.2 million in the 1997 First Quarter. Cash used in investing activities was primarily attributable to the acquisition and renovation of manufacturing facilities and equipment. The Company has acquired additional property in Mexico that is being developed into a manufacturing complex that was placed in service early in the second quarter of fiscal 1998, with continued plans for expansion. As the productive capacity of such facilities increases, the Company will evaluate whether to close additional manufacturing facilities in the United States. Such a decision may result in temporary production losses and the revaluation of related property and equipment. In addition, the downsizing associated with such plant closings may affect the accounting, disclosure and funding of the Company's pension benefit obligation.








               CHIC BY H.I.S., INC. AND SUBSIDIARIES


          Net cash provided by financing activities was $9.1 million in the 1998 First Quarter, as compared to $13.4 million used in financing activities in the 1997 First Quarter. The cash provided by financing activities in the 1998 First Quarter was primarily attributable to the increase in borrowings against the Company's credit facilities. The cash used in financing activities in the 1997 First Quarter was primarily attributable to the repayment of the $43 million in senior notes payable, which was partially offset by increased borrowings against the Company's revolving credit facilities.

          As of January 31, 1998, the Company had domestic credit agreements providing a $35 million revolving line of credit, of which $23.5 million was outstanding. In addition, the Company had $25.5 million of IRBs outstanding at January 31, 1998. The Company also has foreign financing agreements with three banks providing term loans aggregating 4,450,000 deutsche marks (approximately $2.4 million, based on the January 31, 1998 foreign currency exchange rate) and lines of credit aggregating 38 million deutsche marks (approximately $20.9 million, based on the January 31, 1998 foreign currency exchange rate). Approximately $.9 million was outstanding against the foreign lines of credit as of January 31, 1998.

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

          The Company is a holding company, and is dependent upon the receipt of dividends or other payments from its subsidiaries. The Company expects that cash generated from operations and the credit agreements will provide the financial resources sufficient to meet its foreseeable working capital and capital expenditure requirements. There can be no assurance, however, that the Company will not need to borrow from other sources during future periods.

               CHIC BY H.I.S., INC. AND SUBSIDIARIES


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

Additional Cautionary Statements

     Dependence on Major Customers. The Company's two largest customers, Kmart Corporation ("K-Mart") and Target, a division of Dayton Hudson Corporation ("Target"), together accounted for approximately 38% and 30% of the Company's consolidated net sales during fiscal 1996 and fiscal 1997, respectively. Each of these customers accounted for more than ten percent of the Company's consolidated net sales in fiscal 1996, while only K-Mart represented more than ten percent of the Company's consolidated net sales in fiscal 1997. The loss of either K-Mart or Target as a customer could have an adverse effect on the results of the Company's operations. In addition, several of the Company's licensees sell products bearing the Company's trademarks to the same retailers, including K-Mart. The Company has no long-term commitments or long-term contracts with any of its customers.







               CHIC BY H.I.S., INC. AND SUBSIDIARIES


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













               CHIC BY H.I.S., INC. AND SUBSIDIARIES


     Risks of Doing Business Overseas. In general, the Company believes that the demand for jeans in foreign markets is more susceptible to changes in fashion preferences than in the domestic market. In addition, it is not possible to predict accurately the effect that the continued elimination of trade barriers among members of the European Union will have on the Company's operations in Europe. The Company is also expanding its activities in Eastern Europe, where economic, political and financial conditions are changing rapidly, and commenced manufacturing operations in Mexico during fiscal 1997. In general, there can be no assurance that the results of the Company's European operations or the operations in Mexico will not be adversely affected by factors such as restrictions on transfer of funds, political instability, competition, the relative strength of the U.S. dollar, changes in fashion preferences and general economic conditions.

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

     Leverage and Financial Covenants. Although the Company's initial public offering in February 1993 and the other components of its refinancing plan (the "Refinancing Plan") improved the Company's operating and financial flexibility, the Company continues to have indebtedness that could adversely affect its ability to respond to changing business and economic conditions. At January 31, 1998, the Company had an aggregate of approximately $54.1 million of indebtedness (including capital leases) outstanding and the Company's stockholders' equity was approximately $90.1 million. The Company's credit agreements contain covenants that impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, create liens, sell assets, engage in mergers or acquisitions and pay dividends.





               CHIC BY H.I.S., INC. AND SUBSIDIARIES


The Year 2000

The Company is currently evaluating the impact of the year 2000 on its management and information systems. At this time, management does not believe the impact of the year 2000 will have a material effect on its operations or financial results.



               CHIC BY H.I.S., INC. AND SUBSIDIARIES


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






                              CHIC BY H.I.S, INC.




Dated:    March 6, 1998       By:  /s/ Burton M. Rosenberg
                                   _____________________________
                                   Burton M. Rosenberg
                                   Chief Executive Officer


Dated:    March 6, 1998        By: /s/ Christine A. Hadjigeorge
                                   _____________________________
                                   Christine A. Hadjigeorge
                                   Chief Financial Officer