Form 10-Q/A
period 1998-01-31
CHIC BY H I S INC
filed 1998-04-27
CIK 895519

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           ____________
                           FORM 10-Q/A

                        Amendment No. 1 to

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended January 31, 1998
                   Commission File No. 1-11722

                       CHIC BY H.I.S., INC.
------------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

     Delaware                                    13-3494627
------------------------------------------------------------------------------
(State of Incorporation)                           (I.R.S. Employer
                                                  Identification No.)


1372 Broadway, New York, New York                       10018
------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


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

                                             Yes    X         No
                                                  -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Shares
                 Date              Class                     Outstanding
             -------------    ----------------------------       -----------
             March 5, 1998    Common Stock, $.0l Par Value    9,787,868

                       CHIC BY H.I.S., INC.

     This report on Form 10-Q/A constitutes Amendment No. 1 to the Registrant's Form 10-Q for the quarter ended January 31, 1998. This report is intended to amend certain information contained in Part I, Item 1.

                              INDEX
                          -------------

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

              CHIC BY H.I.S, INC.  AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS


(In thousands, except share and        Jan. 31, 1998  Nov. 1, 1997
per share amounts)                      (Unaudited)    (Audited)

Assets
         Current:
                                                              Cash and cash equivalents     $ 7,480         $7,395
                                                              Accounts receivable - net of reserve
                                                                for possible losses     35,561         32,926
                                                              Inventories     71,753         71,368
                                                              Deferred income taxes      2,767          3,020
                                                              Prepared expenses and other
                                                                current assets      4,588          3,560
-----------------------------------------------------------------------
                                                              Total Current Assets     122,149        118,269
-----------------------------------------------------------------------
         Property, Plant and Equipment, at cost
                                                less accumulated depreciation and
                                                amortization      70,801      67,998
         Other Assets                                3,106         2,436
-----------------------------------------------------------------------
                                                                       $196,056       $188,703
-----------------------------------------------------------------------

Liabilities and Stockholder's Equity
         Current:
                                                Revolving bank loan  $   23,500     $   15,000
                                                Foreign bank debt           888              -
                                                Current maturities of long-term debt          1,934          1,997
                                                Obligations under capital leases           757            701
                                                Accounts payable         13,836         17,032
                                                Accrued liabilities:
                                                              Payroll, payroll taxes and
                                                                commissions         2,837          5,492
                                                              Income taxes          6,630          4,802
                                                              Other       5,877          5,731
-----------------------------------------------------------------------
                                                                     Total current liabilities         56,259         50,755
-----------------------------------------------------------------------
         Non-current:
                                                Long-term debt           25,921         25,989
                                                Pension liability        10,654         10,654
                                                Deferred income taxes          2,713          2,713
                                                Obligations under capital leases         1,105            660
-----------------------------------------------------------------------
                                                                     Total non-current liabilities     40,393         40,016
-----------------------------------------------------------------------
Minority interest                                    9,264         8,864
-----------------------------------------------------------------------

Stockholders' Equity
                                                Preferred stock, $.01 par value-shares
                                                              authorized 10,000,000; none issued            -              -
                                                Common stock, $.01 par value-
                                                              25,000,000 shares authorized;
                                                              9,787,868 and 9,764,968 issued
                                                              and outstanding          99             99
                                                Paid-in capital         105,724        105,590
                                                Retained earnings (deficit)        (4,783)        (6,299)
                                                Foreign currency translation adjustment        (246)           332
                                                Excess of additional pension liability
                                                              over intangible pension asset      (10,654)       (10,654)
-----------------------------------------------------------------------
                                                              Stockholders' Equity      90,140         89,068
-----------------------------------------------------------------------
                                                                      $ 196,056      $ 188,703
-----------------------------------------------------------------------

                                                              See notes to consolidated financial statements.

               CHIC BY H.I.S, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                             Thirteen       Thirteen
                                               weeks          weeks
(In Thousands, except share and            ended January  ended February
per share amounts)                            31, 1998        1, 1997
-----------------------------------------------------------------------
Net sales                                           64,245        56,031
Cost of goods sold                                  47,680        41,220
-----------------------------------------------------------------------
         Gross profit                               16,565        14,811
Licensing revenues                                     597           538
-----------------------------------------------------------------------
                                                                         17,162         15,349
Selling, general and administrative
         expenses                                   11,907        14,339
-----------------------------------------------------------------------
         Operating income                            5,225         1,010
Interest and finance costs                            (883)       (1,187)
-----------------------------------------------------------------------
         Income (loss) before provision for income
                                                taxes, minority interest and
                                                extraordinary item        4,372           (177)
Provision for income taxes                           1,932           217
-----------------------------------------------------------------------
         Income (loss) before minority interest
                                                and extraordinary item         2,440           (394)
Minority interest                                      924             -
-----------------------------------------------------------------------
         Income (loss) before extraordinary item                   1,516        (394)
Extraordinary loss from extinguishment of debt           -          (330)
-----------------------------------------------------------------------
         Net income (loss)                       $   1,516      $   (724)
-----------------------------------------------------------------------

Earnings (loss) per common share:
         Basic:
                                                Income (loss) before extraordinary item     $.15         ($.04)
                                                Net income (loss)                           $.15         ($.07)

         Diluted:
                                                Income (loss) before extraordinary item     $.15         ($.04)
                                                Net income (loss)                           $.15         ($.07)
-----------------------------------------------------------------------

Weighted average number of common shares
         and share equivalents outstanding
                                                Basic          9,787,868   9,753,868
                                                Diluted        9,895,017   9,753,868
-----------------------------------------------------------------------
                                                              See notes to consolidated financial statements.
















































               CHIC BY H.I.S, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                               Thirteen Weeks Ended
-----------------------------------------------------------------------
                                             January 31,    February 1,
(In Thousands)                                                                                    1998           1997
-----------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                $   1,516         ($724)
-----------------------------------------------------------------------
Adjustments to reconcile net income (loss)
         to net cash used in operating
         activities:
         Minority interest                             924             -
         Depreciation and amortization               1,266           976
         Deferred income taxes                         253        (1,525)
Decrease (increase in):
         Accounts receivable                        (2,635)        6,949
         Inventories                                  (385)      (13,105)
         Prepaid expenses and other current assets                (1,028)     (3,053)
         Other assets                                 (670)       (1,329)
Increase (decrease) in:
         Accounts payable                           (3,196)        5,587
         Accrued liabilities                          (680)       (1,746)
-----------------------------------------------------------------------
                                                Total adjustments        (6,151)        (7,246)
-----------------------------------------------------------------------
                                                Net cash used in operating activities        (4,635)        (7,970)
-----------------------------------------------------------------------
Cash flows from investing activities:
Purchase of property, plant and equipment           (3,259)       (1,216)
-----------------------------------------------------------------------
Cash Flows from financing activities:
Increase in loans under revolving line
         of credit                                   8,500        25,900
Increase in foreign bank debt                          888         4,113
Repayment of long-term debt                              -       (43,000)
Proceeds from the issuance of common stock             134             -
Increase in deferred financing costs                     -          (150)
Principal payments under capitalized
         lease obligations                            (202)         (221)
Retirement of capitalized lease obligation            (175)            -
-----------------------------------------------------------------------
                                                Net cash provided by (used in)
                                                              financing activities       9,145        (13,358)
-----------------------------------------------------------------------
                                                Increase (decrease) in cash and
                                                              cash equivalents      1,251        (22,544)
-----------------------------------------------------------------------

Effect of exchange rates on cash                    (1,166)       (1,491)
Cash and cash equivalents, beginning of
         period                                      7,395        27,178
Cash and cash equivalents, end
         of period                               $   7,480     $   3,143
-----------------------------------------------------------------------

                                                              See notes to consolidated financial statements.

               CHIC BY H.I.S, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (Unaudited)

                                                     Common    Paid-in
(In Thousands)                             Total      Stock    capital
-----------------------------------------------------------------------
Balance, November 2, 1996                     $ 80,878             $   98  $ 105,526
Net loss       (724)                                 -                  -
Foreign currency translation adjustment         (1,360)                 -          -
-----------------------------------------------------------------------
Balance, February 1, 1997                     $ 78,794             $   98  $ 105,526
-----------------------------------------------------------------------

Balance, November 1, 1997                     $ 89,068             $   99  $ 105,590
Net income                                       1,516                  -          -
Foreign currency translation adjustment           (578)                 -          -
Stock options exercised                            134                  -        134
-----------------------------------------------------------------------
Balance, January 31, 1998                     $ 90,140             $   99  $ 105,724
-----------------------------------------------------------------------



                                        Excess of
                                        additional
                     Foreign             pension
     Retained        currency           liability
     earnings       translation      over intangible
    (deficit)       adjustment        pension asset
------------------------------------------------------
          ($ 16,764)       $  1,645          ($  9,627)
               (724)              -                  -
                  -          (1,360)                 -
------------------------------------------------------
          ($ 17,488)         $  285          ($  9,627)
------------------------------------------------------

          ($  6,299)         $  332          ($ 10,654)
              1,516               -                  -
                  -            (578)                 -
                  -               -                  -
------------------------------------------------------
            $(4,783)         $( 246)          $(10,654)
------------------------------------------------------



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

2.  Inventories

Inventories consist of the following:

(In Thousands)            January 31, 1998         November 1, 1997
-----------------------------------------------------------------------
Raw Materials                      $  8,037                $  8,138
Work-in-process                      18,138                  16,461
Finished Goods                       45,578                  46,769
-----------------------------------------------------------------------
                                   $ 71,753                $ 71,368
-----------------------------------------------------------------------

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

SFAS No. 130, "Reporting Comprehensive Income," established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.
               CHIC BY H.I.S, INC. AND SUBSIDIARIES


SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of and enterprises about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

Both SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier, years to be restated.

                            SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                   CHIC BY H.I.S, INC.




Dated:  April 27, 1998            By: /s/ Burton M. Rosenberg
                                          -----------------------------
         Burton M. Rosenberg
         Chief Executive Officer





Dated:  April 27, 1998            By: /s/ Christine A. Hadjigeorge
                                          -----------------------------
         Christine A. Hadjigeorge
         Chief Financial Officer