Form 10-Q
period 1998-05-02
CHIC BY H I S INC
filed 1998-06-16
CIK 895519

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended May 2, 1998
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


                                             Yes   X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                    Shares
          Date           Class                    Outstanding
     June 10, 1998  Common Stock, $.01 Par Value   10,020,093






                    CHIC BY H.I.S, INC.

                         INDEX

                                                            Page

Part I.   Financial Information

     Item 1:   Financial Statements (unaudited, except
               as noted):

          Consolidated Balance Sheets at
            May 2, 1998 and November 1, 1997 (audited)      3

          Consolidated Statements of Operations
            for the twenty-six weeks ended May 2,
            1998 and May 3, 1997                            4

          Consolidated Statements of Operations
            for the thirteen weeks ended May 2,
            1998 and May 3, 1997                            5

          Consolidated Statements of Cash Flows
            for the twenty-six weeks ended May 2,
            1998 and May 3, 1997                            6

          Consolidated Statements of Stockholders'
            Equity for the twenty-six weeks ended
            May 2, 1998 and May 3, 1997                     7

          Notes to Consolidated Financial Statements        8-9

     Item 2:   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                   10-15

Part II.  Other Information

     Item 5:   Special Note Regarding Forward-Looking
                 Statements                                 16-17

     Item 6:   Exhibits and Reports on Form 8-K             18

          Signature Page                                    19





               CHIC BY H.I.S, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

                                   May 2, 1998    Nov. 1, 1997
(In thousands)                     (Unaudited)      (Audited)
--------------                     -----------    -------------

Assets
  Current:
   Cash and cash equivalents       $   5,214      $ 7,395
   Accounts receivable - net of
     reserve for possible losses      33,875       32,926
   Inventories                        72,193       71,368
   Deferred income taxes               4,068        3,020
   Prepaid expenses and other
     current assets                    6,186        3,560
                                   ---------      -------
          Total Current Assets       121,536      118,269
                                   ---------      -------
  Property, Plant and Equipment,
     at cost less accumulated
     depreciation and amortization    56,707       67,998
  Deferred income taxes                4,500           -
  Other Assets                         3,106        2,436
                                   ---------    ---------
                                   $ 185,849    $ 188,703
                                   =========    =========

Liabilities and Stockholders' Equity
  Current:
     Revolving bank loan           $  27,700     $ 15,000
     Foreign bank debt                 1,296           -
     Current maturities of
       long-term debt                  2,215        1,997
     Obligations under capital leases    789          701
     Accounts payable                 18,970       17,032
     Accrued liabilities:
          Payroll, payroll taxes and
            commissions                6,755        5,492
          Accrued restructuring and
            special charges            3,575           -
          Income taxes                 2,063        4,802
          Other                        7,235        5,731
                                   ---------     --------
          Total current
            liabilities               70,598       50,755
                                   ---------     --------

  Non-current:
     Long-term debt                   25,587       25,989
     Pension liability                10,654       10,654
     Deferred income taxes             2,713        2,713
     Obligations under capital leases  1,433          660
            Total non-current         ------       ------
            liabilities               40,387       40,016
                                      ------       ------
Minority interest                      7,403        8,864
                                      ------       ------
Stockholders' Equity
  Preferred stock, $.01 par value -
     shares authorized 10,000,000; none
     issued                               -            -
  Common stock, $.01 par value -
     25,000,000 shares authorized;
     9,928,393 and 9,764,968 issued
     and outstanding                      99           99
  Paid-in capital                    106,569      105,590
  Retained earnings (deficit)        (27,986)      (6,299)
  Foreign currency translation
     adjustment                         (567)         332
  Excess of additional pension
     liability over intangible
     pension asset                   (10,654)     (10,654)
                                   ----------   ----------
          Stockholders' Equity        67,461       89,068
                                   ----------   ----------
                                   $ 185,849    $ 188,703
                                   ==========   ==========
















          See notes to consolidate financial statements



               CHIC BY H.I.S, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)

                           Twenty-six weeks    Twenty-six weeks
(In Thousands, except         ended May 2,        ended May 3,
share and per share amounts)    1998                 1997
---------------------------- ------------       ---------------
Net sales                     $ 133,072          $  122,473
Cost of goods sold              101,729              99,965
                              ---------           ---------
     Gross profit                31,343              22,508
Licensing revenues                1,261               1,302
                              ---------           ---------
                                 32,604              23,810
Selling, general and
  administrative expenses        29,147              38,870
Restructuring and special
  charges                        24,125                  -
                              ----------          ----------
     Operating loss             (20,668)            (15,060)
                              ----------          ----------
  Gain on sale of subsidiary
     stock                           -               34,079
Interest and finance cost        (1,987)             (2,689)
Other expense, net               (1,104)                 -
                              ----------          ----------
     Income (loss) before
       provision for income
       taxes, minority
       interest and
       extraordinary item       (23,759)             16,330
Provision (recovery) for
  income taxes                   (3,270)              7,654
                              ----------          ----------
     Income (loss) before
       minority interest
       and extraordinary item   (20,489)              8,676
Minority interest                (1,198)                 -
                              ----------          ----------
     Income (loss) before
       extraordinary item       (21,687)              8,676
Extraordinary loss from
  extinguishment of debt             -                 (330)
                              ----------          ----------

     Net income (loss)        $ (21,687)          $   8,346
                              ----------          ----------
Earnings (loss) per common
  share:
     Basic:
     Income (loss) before
       extraordinary item       ($ 2.18)               $ .89
     Net income (loss)          ($ 2.18)               $ .86
                              ----------          ----------
     Diluted:
       Income (loss) before
          extraordinary item    ($ 2.18)               $ .89
       Net income (loss)        ($ 2.18)               $ .86

Weighted average number of
  common shares and share
  equivalents outstanding:
     Basic                    9,928,393           9,753,868
                              ----------         -----------
     Diluted                  9,928,393           9,753,868
                              ==========         ===========

























          See notes to consolidated financial statements


               CHIC BY H.I.S, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)

                           Thirteen weeks      Thirteen weeks
(In Thousands, except         ended May 2,        ended May 3,
share and per share amounts)    1998                 1997
---------------------------  ----------------  ----------------

Net sales                        68,828            66,442
Cost of goods sold               54,049            58,745
                              ---------           --------
     Gross profit                14,779             7,697
Licensing revenues                  664               764
                              ---------           --------
                                 15,443             8,461
Selling, general and
  administrative expenses        17,240            24,531
Restructuring and special
  charges                        24,125                -
                              ----------          --------
     Operating loss             (25,922)          (16,070)
                              ----------          --------
Gain on sale of subsidiary
  stock                               -            34,079
Interest and finance cost        (1,104)           (1,502)
Other expense, net               (1,104)                -
                              ----------          --------
  Income (loss) before
     provision for income
     taxes, minority  interest  (28,130)           16,507
Provision (recovery) for
  income taxes                   (5,202)            7,437
                              ----------          --------
     Income (loss) before
       minority interest        (22,928)            9,070
Minority interest                  (275)                -
                              ----------          --------
     Net income (loss)        $ (23,203)          $ 9,070
                              ==========          ========

Earnings (loss) per common
  share:
     Basic:
          Net income (loss)     ($ 2.34)            $ .93

     Diluted:
          Net income (loss)     ($ 2.34)            $ .93
                              ==========          ========
Weighted average number of
  common shares and share
  equivalents outstanding:
     Basic                    9,928,393         9,753,868
     Diluted                  9,928,393         9,796,427
                              =========         =========







































          See notes to consolidated financial statements

               CHIC BY H.I.S, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)

                                     Twenty-six weeks ended
(In Thousands)                     May 2, 1998   May 3, 1997
--------------                     -----------   -----------

Cash flows from operating
  activities:
Net income (loss)                  $ (21,687)     $ 8,346
                                   ----------     ---------
Adjustments to reconcile net
  income (loss) to net cash
  used in operating activities:
     Minority interest                 1,198            -
     Non-cash restructuring and
       special charges                13,680            -
     Gain on sale of subsidiary
       stock                              -       (34,079)
     Gain on sale of property
       and equipment                  (1,838)           -
     Depreciation and amortization     2,448        2,215
     Deferred income taxes            (5,548)       4,173
Decrease (increase) in:
     Accounts receivable                (949)       4,089
     Inventories                        (825)     (21,717)
     Prepaid expenses and other
       current assets                 (2,626)      (2,927)
     Other assets                       (670)        (992)
Increase (decrease) in:
     Accounts payable                  1,937       10,215
     Accrued liabilities               3,604        3,642
                                   ----------     --------
          Total adjustments           10,411      (35,381)
                                   ----------     --------
          Net cash used in
            operating activities     (11,276)     (27,035)
                                   ----------     --------
Cash flows from investing
  activities:
Purchase of property, plant
  and equipment                       (5,101)      (4,764)

Proceeds from the sale of fixed
  assets                               3,042           -
                                   ----------     --------

     Net cash used in investing
       activities                     (2,059)      (4,764)
                                   ----------     --------
Cash flows from financing
  activities:
Proceeds from the sale of
  subsidiary stock                         -       43,054
Increase in loans under
  revolving line of credit            12,700       27,300
Increase in term loan                      -       20,000
Increase in foreign bank debt          1,296        9,821
Repayment of long-term debt              (83)     (43,092)
Principal payments under
  capitalized lease obligations         (447)        (447)
Retirement of capitalized lease
  obligation                            (175)           -
Proceeds from the issuance of
  common stock                           960            -
Proceeds from short swing profits        119            -
Dividend payment - shareholder
  rights redemption                      (99)           -
Dividend payment - minority interest  (2,310)           -
                                   ----------     --------
     Net cash provided by
       financing activities           11,961       56,636
                                   ----------     --------
     Increase (decrease) in cash
       and cash equivalents           (1,374)      24,837
                                   ----------     --------
Effect of exchange rates on cash        (807)      (2,383)
Cash and cash equivalents,
  beginning of period                  7,395       27,178
Cash and cash equivalents,
  end of period                      $ 5,214      $49,632
                                   ==========     ========











          See notes to consolidated financial statement


               CHIC BY H.I.S, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (Unaudited)


                                                        Excess
                                                          of
                                                       additional
                                                        pension
                                                       liability
                                             Foreign     over
(In                               Retained    currency intangible
Thou-            Common  Paid-in  earnings translation  pension
sands)     Total  stock  capital (deficit)  adjustment   asset
------    ------ ------- -------  --------  ----------- ---------

Balance,
November
2, 1996    $ 80,878  $ 98 $ 105,526 ($ 16,764) $ 1,645  ($ 9,627)
Net
 income      8,346     -         -     8,346        -       -
Foreign
 currency
 translation
 adjustment (1,140)    -         -         -   (1,140)      -
            ------- ---- --------- ---------  -------- ---------
Balance,
 May 3,
 1997     $ 88,084  $ 98 $ 105,526  ($ 8,418) $   505  ($ 9,627)
          ========  ==== ========= =========  =======  ==========
Balance,
November
1,1997    $ 89,068  $ 99 $ 105,590  ($ 6,299)  $  332 ($ 10,654)
Net loss   (21,687)    -         -   (21,687)       -         -
Foreign
 currency
 translation
 adjustment   (899)    -         -         -     (899)        -
Stock
 options
 exercised     960     -       960         -        -         -
Short-swing
 Section 16(b)
 profits       118     -       118         -        -         -



Dividends
 paid          (99)    -       (99)        -        -         -

Balance,
 May 2,   --------  ---- --------- ---------  -------- ---------
 1998     $ 67,461  $ 99 $ 106,569 $ (27,986) $ ( 567) $(10,654)
          ========  ==== ========= =========  ======== =========







































          See notes to consolidated financial statements

               CHIC BY H.I.S, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.   Inventories

Inventories consist of the following:

(In Thousands)                May 2, 1998    November 1, 1997
----------------------------------------------------------------

Raw Materials                 $  9,728           $   8,138
Work-in-process                 17,880              16,461
Finished Goods                  44,585              46,769
----------------------------------------------------------------
                              $ 72,193            $ 71,368

3.   Restructuring and Special Charges

          In the twenty-six weeks ended May 2, 1998, the Company recorded restructuring and special charges of $24.1 million related to the Company's continued closing of domestic manufacturing facilities and relocation to Mexico. Such costs consist of a write-down in the value of property and equipment, the write-off of operating inefficiencies incurred during the shut-down period and the accrual of estimated costs of disposition. The plant closings are expected to result in the termination of approximately 1,300 employees. In addition, the downsizing associated with such plant closings may affect the accounting, disclosure and funding of the Company's pension benefit obligation.

4.   Recent Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options in a manner similar to fully diluted earnings per share, except that the use of the market price at the end of the period, when that price is higher than the average market price for the period, has been eliminated. This standard is effective for periods ending after December 15, 1997. The adoption of this standard did not have a significant effect on the Company's earnings per share calculation.

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


                                   Twenty-six      Thirteen
                                   Weeks Ended     Weeks Ended

                                 May 2,  May 3,   May 2,   May 3
                                 1998    1997     1998     1997
                                 -----   -----    ------   -----
Net sales
 United States                   61.5%  52.8%     59.4%   51.7%
 Europe                          38.5   47.2      40.6    48.3
                                -----  -----     -----   -----
 Consolidated                   100.0  100.0     100.0   100.0
                                -----  -----     -----   -----
Gross margin
 United States                   11.9   (4.4)      8.1   (20.4)
 Europe                          42.1   43.8      41.1    45.9
                                -----  -----     -----   -----
 Consolidated                    23.5   18.4      21.5    11.6
                                -----  -----     -----   -----
Licensing revenues                1.0    1.1       1.0     1.2

Selling, general and
 administrative expenses         21.9   31.7      25.1     36.9

Restructuring and special
 charges                         18.1    -        35.1      -

Operating loss                  (15.5) (12.3)    (37.7)   (24.2)

Gain on sale of subsidiary
 stock                            -     27.8       -       51.3

Interest and finance costs       (1.5)  (2.2)     (1.6)    (2.3)

Other income (expense)            (.8)   -        (1.6)     -

Income (loss) before
 provision for income taxes,
 minority interest and
 extraordinary item             (17.8)   13.3    (40.9)     24.8

Provision (recovery) for
 income taxes                    (2.4)    6.2     (7.6)     11.2

Minority interest                  .9     -         .4       -

Extraordinary item                -       (.3)     -        -

Net income (loss)               (16.3)%   6.8%   (33.7)%    13.7%



























                 CHIC BY H.I.S., INC. AND SUBSIDIARIES

The following discussion provides information and analysis of the results of operations of the Company for the twenty-six and thirteen weeks ended May 2, 1998 and May 3, 1997 and its liquidity and capital resources.

Twenty-six Weeks ended May 2, 1998 Compared to Twenty-six Weeks ended May 3, 1997

          Net Sales. Net sales for the twenty-six weeks ended May 2, 1998 increased $10.6 million, or 8.7%, from $122.5 million for the twenty-six weeks ended May 3, 1997 to $133.1 million. United States sales increased by $17.2 million, or 26.6%, to $81.8 million primarily due to an increase in unit sales volume. As of May 2, 1998, the Company had a total backlog of confirmed domestic purchase orders of $89.1 million, a decrease of 9.8% compared to $98.8 million as of May 3, 1997. In the twenty-six weeks ended May 2, 1998, European sales decreased by 2.5 million deutsche marks, or 2.6%, to 92.1 million deutsche marks. When converted into U.S. currency using the prevailing currency exchange rate, the European sales translated into a decrease of $6.6 million, or 11.4%, to $51.3 million for the twenty-six weeks ended May 2, 1998. As of May 2, 1998, the Company had a total backlog of confirmed European purchase orders of 82.5 million deutsche marks, a decrease of 9.4% compared to
90.3 million deutsche marks as of May 3, 1997. The confirmed European backlog, when converted into U.S. currency at the then prevailing currency exchange rate, was $46.4 million, a decrease of 11.0% compared to $52.2 million on May 3, 1997.

          The Company's backlog consists of confirmed purchase contracts. Substantially all of the unfilled orders are expected to be shipped within 12 months. The Company believes that in the past it has shipped at least 95% of its confirmed purchase contracts. The Company has not generally experienced difficulty in filling orders on a timely basis.

          Gross Profit. Gross profit for the twenty-six weeks ended May 2, 1998 increased $8.8 million, or 39.3%, from $22.5 million in the twenty-six weeks ended May 3, 1997 to $31.3 million, while gross margin increased from 18.4% to 23.5%.
United States gross profit increased $12.6 million from a loss of $2.8 million for the twenty-six weeks ended May 3, 1997 to $9.8 million. The increase in gross profit and as a percentage of net sales in the United States was primarily due to the increase in sales volume, as well as the increase in production at the Company's Mexican production facility. European gross profit decreased $3.7 million from $25.3 million for the twenty-six weeks ended May 3, 1997 to $21.6 million, while gross margin decreased from 43.8% in the twenty-six weeks ended May 3, 1997 to 42.1% primarily due to product mix.

          Licensing Revenues. Licensing revenues remained relatively flat for the twenty-six weeks ended May 2, 1998 at $1.3 million, as compared to the prior year period.

          SG&A Expenses. Selling, general and administrative expenses decreased $9.7 million, or 25.0%, to $29.1 million for the twenty-six weeks ended May 2, 1998 primarily due to a decrease in domestic advertising expense. An overall increase in European operating expenses was more than offset by the decrease in the foreign currency exchange rate.

          Restructuring and Special Charges. In the twenty-six weeks ended May 2, 1998, the Company announced its intention to continue to close additional manufacturing facilities in the United States. In connection therewith, the Company recorded restructuring and special charges of $24.1 million consisting of a write-down in the value of related property and equipment, the write-off of operating inefficiencies incurred during the shut-down period and the accrual of estimated costs of disposition. The
























                 CHIC BY H.I.S., INC. AND SUBSIDIARIES

plant closings are expected to result in the termination of approximately 1,300 employees. In addition, the downsizing associated with such plant closings may affect the accounting, disclosure and funding of the Company's pension benefit obligation.

          Operating Income (Loss). The operating loss for the twenty-six weeks ended May 2, 1998 increased $5.6 million from an operating loss of $15.1 million in the twenty-six weeks ended May 3, 1997 to $20.7 million, primarily due to the restructuring and special charges, which were partially offset by the increase in gross profit and the decrease in operating expenses.

          Gain on Sale of Subsidiary Stock. In the twenty-six weeks ended May 3, 1997, the Company recorded a gain on the sale of approximately 47.5% of its wholly owned European subsidiary of approximately $34.1 million. Proceeds of the sale were used in May 1997 to repay domestic borrowings.

          Interest and Finance Costs. Interest and finance costs decreased $.7 million or 26.1%, from $2.7 million for the twenty-six weeks ended May 3, 1997 to $2.0 for the twenty-six weeks ended May 2, 1998. The decrease in interest cost was due to lower outstanding borrowings for the period.

          Other Expenses, Net. In the twenty-six weeks ended May 2, 1998, the Company incurred non-operating expenses of approximately $2.6 million, which were partially offset by the gain on the sale of fixed assets of $1.5 million. The non-operating expenses include costs incurred in connection with the reconstitution of the Company's Board of Directors, the termination of a consulting agreement with a former director, and severance agreements with certain former employees.

          Income Taxes. The recovery for income taxes for the twenty-six weeks ended May 2, 1998 was $3.3 million as compared to a provision of $7.7 million for the twenty-six weeks ended May 3, 1997. The deferred tax benefit attributable to the restructuring charge recorded in the twenty-six weeks ended May 2, 1998 was reduced by approximately $4.5 million to the extent its future realization is uncertain.

          Extraordinary Item.  In the twenty-six weeks ended May
3, 1997, the Company recorded an extraordinary charge of $330,000 attributable to the early extinguishment of $43 million of senior notes payable.

Thirteen Weeks ended May 2, 1998 (the "1998 Second Quarter")
Compared to Thirteen Weeks ended May 3, 1997 (the "1997 Second
Quarter").

          Net Sales. Net sales for the 1998 Second Quarter increased $2.4 million, or 3.6%, from $66.4 million for the 1997 Second Quarter to $68.8 million. United States sales increased by $6.5 million, or 18.9%, to $40.9 million primarily due to an increase in unit sales volume. In the 1998 Second Quarter, European sales decreased by 3.5 million deutsche marks, or 6.4%, to 50.7 million deutsche marks. When converted into U.S. currency using the prevailing currency exchange rate, the European sales translated into a decrease of $4.1 million, or 12.8%, to $27.9 million for the 1998 Second Quarter.

          Gross Profit. Gross profit for the 1998 Second Quarter increased $7.1 million, or 92.0%, from $7.7 million in the 1997 Second Quarter to $14.8 million, while gross margin increased from 11.6% to 21.5%. United States gross profit increased $10.3 million from a loss of $7.0 million for the 1997 Second Quarter to $3.3 million. The increase in gross profit and as a percentage of net sales in the United States was primarily due to the increase in sales volume, as well as the increase in production at

























                 CHIC BY H.I.S., INC. AND SUBSIDIARIES

the Company's Mexican production facility. European gross profit decreased $3.2 million from $14.7 million for the 1997 Second Quarter to $11.5 million, while gross margin decreased from 45.9% in the 1997 Second Quarter to 41.1% primarily due to product mix.

          Licensing Revenues. Licensing revenues remained relatively flat for the 1998 Second Quarter at $.7 million, as compared to $.8 million for the 1997 Second Quarter.

          SG&A Expenses. Selling, general and administrative expenses decreased $7.3 million, or 29.7%, to $17.2 million for the 1998 Second Quarter primarily due to the decrease in domestic advertising. The Company recorded a special cooperative advertising charge in the 1997 Second Quarter designed to stimulate over-the-counter sales.

          Restructuring and Special Charges. In the 1998 Second Quarter, the Company announced its intention to continue to close additional manufacturing facilities in the United States. In connection therewith, the Company recorded restructuring and special charges of $24.1 million consisting of a write-down in the value of related property and equipment, the write-off of operating inefficiencies incurred during the shut-down period and the accrual of estimated costs of disposition. The plant closings are expected to result in the termination of approximately 1,300 employees. In addition, the downsizing associated with such plant closings may affect the accounting, disclosure and funding of the Company's pension benefit obligation.

          Operating Income (Loss). The operating loss for the 1998 Second Quarter increased $9.8 million from $16.1 million in the 1997 Second Quarter to $25.9 million, primarily due to the restructuring and special charges, which were partially offset by the increase in gross profit and the decrease in operating expenses.

          Gain on Sale of Subsidiary Stock. In the 1997 Second Quarter, the Company recorded a gain on the sale of approximately 47.5% of its wholly owned European subsidiary of approximately $34.1 million. Proceeds of the sale were used in May 1997 to repay domestic borrowings.

          Interest and Finance Costs. Interest and finance costs decreased $.4 million or 26.5%, from $1.5 million for the 1997 Second Quarter to $1.1 for the 1998 Second Quarter. The decrease in interest cost was due to lower outstanding borrowings for the period.

          Other expenses, Net. In the 1998 Second Quarter, the Company incurred non-operating expenses of approximately $2.6 million, which were partially offset by the gain on the sale of fixed assets of $1.5 million. The non-operating expenses include costs incurred in connection with the reconstitution of the Company's Board of Directors, the termination of a consulting agreement with a former director, and severance agreements with certain former employees.

          Income Taxes. The recovery for income taxes for the 1998 Second Quarter was $5.2 million as compared to a provision of $7.4 million for the 1997 Second Quarter as a result of the decrease in income. The deferred tax benefit attributable to the restructuring charge recorded in the 1998 Second Quarter was reduced by approximately $4.5 million to the extent its future realization is uncertain.






























                 CHIC BY H.I.S., INC. AND SUBSIDIARIES

Liquidity and Capital Resources

          The Company's principal capital requirements have been to fund working capital needs and capital expenditures. The Company has historically relied primarily on internally generated funds, trade credit, bank borrowings and other debt offerings to finance these needs.

          In the twenty-six weeks ended May 2, 1998, net cash of $11.3 million was used in operations, as compared to $27.0 million in the twenty-six weeks ended May 3, 1997. The net cash used in operations was primarily attributable to the net loss for the period, as well as increases in accounts receivables, inventories, and prepaid and other assets, which were partially offset by the increases in accounts payable and accrued expenses.

          Net cash of $2.0 million was used in investing activities in the twenty-six weeks ended May 2, 1998, as compared to $4.8 million in the twenty-six weeks ended May 3, 1997. Cash used in investing activities was primarily attributable to the acquisition of manufacturing facilities and equipment. The Company has acquired property in Mexico that is being developed into a manufacturing complex that was placed in service early in the second quarter of fiscal 1998, with continued expansion in progress. In the second quarter of fiscal 1998, the Company announced its intention to close additional domestic manufacturing facilities. In connection therewith, the Company recorded restructuring and special charges in the twenty-six weeks ended May 2, 1998 which include a valuation adjustment of the related property and equipment, the write-off of manufacturing inefficiencies and accrued estimated costs of disposition. In addition, the downsizing associated with such plant closings may affect the accounting, disclosure and funding of the Company's pension benefit obligation.

          Net cash provided by financing activities was $12.0 million in the twenty-six weeks ended May 2, 1998, as compared to $56.6 million in the twenty-six weeks ended May 3, 1997. The cash provided by financing activities in the twenty-six weeks ended May 2, 1998 was primarily attributable to the increase in borrowings against the Company's credit facilities. The cash provided by financing activities in the twenty-six weeks ended May 3, 1997 was primarily attributable to the proceeds from the sale of the Company's subsidiary stock and borrowings against the Company's credit facilities.

          As of May 2, 1998, the Company had domestic credit agreements providing a $50 million revolving line of credit, of which $27.7 million was outstanding. In addition, the Company had $25.5 million of IRBs outstanding at May 2, 1998. The Company also has foreign financing agreements with three banks providing term loans aggregating 4,300,000 deutsche marks (approximately $2.4 million, based on the May 2, 1998 foreign currency exchange rate) and lines of credit aggregating 38 million deutsche marks (approximately $21.2 million, based on the May 2, 1998 foreign currency exchange rate). Approximately $1.3 million was outstanding against the foreign lines of credit as of May 2, 1998. As of May 2, 1998, the Company was in violation of certain financial covenants of its domestic credit agreement for which waivers have been obtained through July 31, 1998. The Company is currently negotiating to amend the terms of the credit agreement prospectively.

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

























                 CHIC BY H.I.S., INC. AND SUBSIDIARIES

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








































                 CHIC BY H.I.S., INC. AND SUBSIDIARIES

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

          Leverage and Financial Covenants. Although the Company's initial public offering in February 1993 and the other components of its refinancing plan (the "Refinancing Plan") improved the Company's operating and financial flexibility, the Company continues to have indebtedness that could adversely affect its ability to respond to changing business and economic conditions. At May 2, 1998, the Company had an aggregate of approximately $59.0 million of indebtedness (including capital leases) outstanding and the Company's stockholders' equity was approximately $67.5 million. The Company's credit agreements contain covenants that impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, create liens, sell assets, engage in mergers or acquisitions and pay dividends. As of May 2, 1998, the Company was in violation of certain financial covenants of its domestic credit agreement for which waivers have been obtained through July 31, 1998. The Company is currently negotiating to amend the terms of the credit agreement prospectively.

The Year 2000

          The Company is currently evaluating the impact of the year 2000 on its management and information systems. At this time, management does not believe the impact of the year 2000 will have a material effect on its operations or financial results.



























                 CHIC BY H.I.S., INC. AND SUBSIDIARIES

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K


                                                  Financial
                                                  Statements
     Date           Items Reported                   Filed
     ----           --------------                ----------

     February 20,   Agreement for a reconstituted    None
     1998           Board of Directors

     February 20,   Registration statement filed     None
     1998           on Form S-3 for 1,150,043
                    shares of Common Stock at the
                    request of Jesse Siegel.


























                         SIGNATURE



          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CHIC BY H.I.S, INC.



Dated:  June 15, 1998         By: /s/ Daniel Rubin
                              Daniel Rubin
                              Chief Executive Officer




Dated:  June 15, 1998         By: /s/ Christine A. Hadjigeorge
                              Christine A. Hadjigeorge
                              Chief Financial Officer























EXHIBIT 27


THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM THE CONSOLIDATED BALANCE SHEET AND THE CONSOLIDATED
STATEMENT OF OPERATIONS AS FILED AS PART OF THE QUARTERLY REPORT
ON FORM 10-Q AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO
SUCH FINANCIAL STATEMENTS

<MULTIPLIER  >                                    1,000
<PERIOD-TYPE >                                    6-MOS
<FISCAL-YEAR-END >                           NOV-1-1997
<PERIOD-END >                                MAY 2-1998
<CASH >                                           5,214
<SECURITIES >                                         0
<RECEIVABLES >                                   35,075
<ALLOWANCES >                                       174
<INVENTORY >                                     72,193
<CURRENT-ASSETS >                               121,536
<PP&E >                                         105,909
<DEPRECIATION >                                  34,055
<TOTAL-ASSETS >                                 185,849
<CURRENT-LIABILITIES >                           70,598
<BONDS >                                         27,020
<COMMON >                                            99
<PREFERRED-MANDATORY >                                0
<PREFERRED >                                          0
<OTHER-SE >                                      67,362
<TOTAL-LIABILITY
-AND-EQUITY >                                   185,849
<SALES >                                        133,072
<TOTAL-REVENUES >                               134,333
<CGS >                                          101,729
<TOTAL-COSTS >                                   29,060
[OTHER-EXPENSES]                                 24,125
[LOSS-PROVISION]                                     87
<INTEREST-EXPENSES>                               1,987
<INCOME-PRETAX >                                (23,759)
<INCOME-TAX >                                    (3,270)
<INCOME-CONTINUING >                            (21,687)
<DISCONTINUED >                                       0
<EXTRAORDINARY >                                      0
<CHANGES >                                            0
<NET-INCOME >                                   (21,687)
<EPS-BASIC >                                      (2.18)
<EPS-DILUTED >                                    (2.18)