Form 10-Q/A
period 1998-05-02
CHIC BY H I S INC
filed 1998-08-05
CIK 895519

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-Q/A

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


                                           Yes  [X]   No

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



                                 CHIC BY H.I.S, INC.



Dated:  August 4, 1998           By: /s/ Daniel Rubin
                                         Daniel Rubin
                                         Chief Executive Officer




Dated:  August 4, 1998           By: /s/ Christine A. Hadjigeorge
                                         Christine A. Hadjigeorge
                                         Chief Financial Officer