Form 10-Q
period 1998-08-01
CHIC BY H I S INC
filed 1998-09-15
CIK 895519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended August 1, 1998
                           Commission File No. 1-11722


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


                                        Yes   X                  No
                                            -----                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




                                                                        Shares
        Date                            Class                        Outstanding
   -------------             ----------------------------            -----------
September 14, 1998           Common Stock, $.01 Par Value             9,870,543

                               CHIC BY H.I.S, INC.

                                      INDEX
                          ----------------------------



                                                                           PAGE



Part I.  Financial Information

         Item 1: Financial Statements (unaudited, except as noted):

                 Consolidated Balance Sheets at
                    August 1, 1998 and November 1, 1997 (audited)            3

                 Consolidated Statements of Operations
                    for the thirty-nine weeks ended August 1,
                    1998 and August 2, 1997                                  4

                 Consolidated Statements of Operations
                    for the thirteen weeks ended August 1,
                    1998 and August 2, 1997                                  5

                 Consolidated Statements of Cash Flows for the
                    thirty-nine weeks ended August 1,
                    1998 and August 2, 1997

                 Consolidated Statements of Stockholders'
                    Equity for the thirty-nine weeks ended
                    August 1, 1998 and August 2, 1997                        7

                 Notes to Consolidated Financial Statements                 8-9

         Item 2: Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             10-15

Part II. Other Information

         Item 5: Special Note Regarding Forward-Looking Statements         16-17

         Item 6: Exhibits and Reports on Form 8-K                           18


                 Signature Page                                             19

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                        August 1, 1998            Nov. 1, 1997
(IN THOUSANDS)                                                                           (Unaudited)                (Audited)
------------------------------------------------------------------------------------------------------------------------------------
Assets
   Current:
       Cash and cash equivalents                                                           $ 4,596                  $ 7,395
       Accounts receivable - net of reserve for possible losses                             33,331                   32,926
       Inventories                                                                          79,166                   71,368
       Deferred income taxes                                                                 5,008                    3,020
       Prepaid expenses and other current assets                                             6,565                    3,560
------------------------------------------------------------------------------------------------------------------------------------
           Total Current Assets                                                            128,666                  118,269
------------------------------------------------------------------------------------------------------------------------------------
   Property, Plant and Equipment, at cost less accumulated
       depreciation and amortization                                                        57,469                   67,998
   Deferred income taxes                                                                     4,500                        -
   Other Assets                                                                              2,357                    2,436
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         $ 192,992                $ 188,703
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
   Current:
       Revolving bank loan                                                               $  38,200                 $ 15,000
       Foreign bank debt                                                                     6,926                        -
       Current maturities of long-term debt                                                  2,213                    1,997
       Obligations under capital leases                                                        688                      701
       Accounts payable                                                                     13,100                   17,032
       Accrued liabilities:
           Payroll, payroll taxes and commissions                                            5,637                    5,492
           Income taxes                                                                      2,773                    4,802
           Other                                                                             8,862                    5,731
------------------------------------------------------------------------------------------------------------------------------------
               Total current liabilities                                                    78,399                   50,755
------------------------------------------------------------------------------------------------------------------------------------
   Non-current:
       Long-term debt                                                                       25,585                   25,989
       Pension liability                                                                    10,654                   10,654
       Deferred income taxes                                                                 2,713                    2,713
       Obligations under capital leases                                                      1,298                      660
------------------------------------------------------------------------------------------------------------------------------------
               Total non-current liabilities                                                40,250                   40,016
------------------------------------------------------------------------------------------------------------------------------------
Minority interest                                                                            7,919                    8,864
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
   Preferred stock, $.01 par value -shares authorized 10,000,000; none
       issued                                                                                   -                        -
   Common stock, $.01 par value - 25,000,000 shares authorized;
       10,030,543 and 9,764,968 issued and outstanding                                         100                       99
   Paid-in capital                                                                         107,161                  105,590
   Retained earnings (deficit)                                                             (29,357)                  (6,299)
   Foreign currency translation adjustment                                                    (826)                     332
   Excess of additional pension liability over intangible pension asset                    (10,654)                 (10,654)
------------------------------------------------------------------------------------------------------------------------------------
               Stockholders' Equity                                                         66,424                   89,068
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         $ 192,992                $ 188,703
------------------------------------------------------------------------------------------------------------------------------------



               See notes to consolidated financial statements.          -3-

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                      Thirty-nine weeks        Thirty-nine weeks
                                                                                       ended August 1,          ended August 2,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)                                          1998                     1997
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                                  192,968                  204,379
Cost of goods sold                                                                         147,484                  163,015
------------------------------------------------------------------------------------------------------------------------------------
   Gross profit                                                                             45,484                   41,364
Licensing revenues                                                                           2,327                    2,023
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            47,811                   43,387
Selling, general and administrative expenses                                                44,206                   54,202
Restructuring and special charges                                                           24,125                        -
------------------------------------------------------------------------------------------------------------------------------------
   Operating loss                                                                          (20,520)                 (10,815)
------------------------------------------------------------------------------------------------------------------------------------
Gain on sale of subsidiary stock                                                                 -                   34,079
Interest and finance cost                                                                   (3,232)                  (3,628)
Other expense, net                                                                          (1,104)                       -
------------------------------------------------------------------------------------------------------------------------------------
   Income (loss) before provision for income taxes, minority
       interest and extraordinary item                                                     (24,856)                  19,636
Provision (recovery) for income taxes                                                       (3,409)                   9,224
------------------------------------------------------------------------------------------------------------------------------------
   Income (loss) before minority interest and extraordinary item                           (21,447)                  10,412
Minority interest                                                                            1,611                      726
------------------------------------------------------------------------------------------------------------------------------------
   Income (loss) before extraordinary item                                                 (23,058)                   9,686
Extraordinary loss from extinguishment of debt                                                   -                     (330)
------------------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                                                     $ (23,058)                 $ 9,356
------------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) per common share:
   Basic:
       Income (loss) before extraordinary item                                            $  (2.30)                   $ .99
       Net income (loss)                                                                  $  (2.30)                   $ .96

   Diluted:
       Income (loss) before extraordinary item                                            $  (2.30)                   $ .99
       Net income (loss)                                                                  $  (2.30)                   $ .96
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares and share equivalents outstanding:
   Basic                                                                                10,030,543                9,753,868
   Diluted                                                                              10,030,543                9,763,829
------------------------------------------------------------------------------------------------------------------------------------





               See notes to consolidated financial statements.          -4-

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                          Thirteen weeks           Thirteen weeks
                                                                                         ended August 1,          ended August 2,
                                                                                              1998                     1997
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                                   59,896                   81,906
Cost of goods sold                                                                          45,755                   63,050
------------------------------------------------------------------------------------------------------------------------------------
   Gross profit                                                                             14,141                   18,856
Licensing revenues                                                                           1,066                      721
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            15,207                   19,577
Selling, general and administrative expenses                                                15,059                   15,332
------------------------------------------------------------------------------------------------------------------------------------
   Operating income                                                                            148                    4,245
------------------------------------------------------------------------------------------------------------------------------------
Interest and finance cost                                                                   (1,245)                    (939)
------------------------------------------------------------------------------------------------------------------------------------
   Income (loss) before provision for income taxes, minority  interest                      (1,097)                   3,306
Provision (recovery) for income taxes                                                         (139)                   1,570
------------------------------------------------------------------------------------------------------------------------------------
   Income (loss) before minority interest                                                     (958)                   1,736
Minority interest                                                                              413                      726
------------------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                                                      ($ 1,371)                 $ 1,010
------------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) per common share:
   Basic:
       Net income (loss)                                                                    ($ .14)                   $ .10

   Diluted:
       Net income (loss)                                                                    ($ .14)                   $ .10
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares and share equivalents outstanding:
   Basic                                                                                10,030,543                9,753,868
   Diluted                                                                              10,030,543                9,806,784
------------------------------------------------------------------------------------------------------------------------------------



               See notes to consolidated financial statements.          -5-

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                   Thirty-nine weeks ended
------------------------------------------------------------------------------------------------------------------------------------

                                                                                         August 1,                August 2,
(In Thousands)                                                                              1998                     1997
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                        $ (23,058)                  $9,356
------------------------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Minority interest                                                                         1,611                      725
   Non-cash restructuring and special charges                                               13,680                       -
   Gain on sale of subsidiary stock                                                             -                   (34,079)
   Gain on sale of property and equipment                                                   (1,912)                      -
   Depreciation and amortization                                                             3,436                    3,377
   Deferred income taxes                                                                    (6,488)                   4,403
Decrease (increase) in:
   Accounts receivable                                                                        (405)                  (4,006)
   Inventories                                                                              (7,798)                 (13,605)
   Prepaid expenses and other current assets                                                (3,005)                  (3,850)
   Other assets                                                                                 79                     (803)
Increase (decrease) in:
   Accounts payable                                                                         (3,932)                   5,355
   Accrued liabilities                                                                       1,248                    1,673
------------------------------------------------------------------------------------------------------------------------------------
       Total adjustments                                                                    (3,486)                 (40,810)
------------------------------------------------------------------------------------------------------------------------------------
       Net cash used in operating activities                                               (26,544)                 (31,454)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Purchase of property, plant and equipment                                                   (7,060)                  (6,627)
Proceeds from the sale of fixed assets                                                       3,187                       -
------------------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                                (3,873)                  (6,627)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from the sale of subsidiary stock                                                      -                    43,054
Increase in loans under revolving line of credit                                            23,200                    6,800
Increase in foreign revolver debt                                                            6,926                   12,955
Repayment of senior notes payable                                                               -                   (43,000)
Repayment of foreign term loan                                                                 (83)                     (89)
Principal payments under capitalized lease obligations                                        (683)                    (677)
Retirement of capitalized lease obligation                                                    (175)                      -
Proceeds from the issuance of common stock                                                   1,553                       -
Proceeds from short swing profits                                                              118                       -
Dividend payment - shareholder rights redemption                                               (99)                      -
Dividend payment - minority interest                                                        (2,310)                      -
------------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                            28,447                   19,043
------------------------------------------------------------------------------------------------------------------------------------
       Decrease in cash and cash equivalents                                                (1,970)                 (19,038)
------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                                              (829)                  (3,739)
Cash and cash equivalents, beginning of period                                               7,395                   27,178
Cash and cash equivalents, end of period                                                   $ 4,596                  $ 4,401
------------------------------------------------------------------------------------------------------------------------------------




                 See notes to consolidated financial statements.        -6-

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES



                                                                                                                    Excess of
                                                                                                    Foreign         additional
                                                                                   Retained         currency         pension
                                                       Common       Paid-in        earnings       translation     liability over
(IN THOUSANDS)                            Total         stock       capital        (deficit)       adjustment      pension asset
---------------------------------------------------------------------------------------------------------------------------------
Balance, November 2, 1996               $ 80,878      $   98       $ 105,526      ($ 16,764)        $ 1,645         ($ 9,627)
Net income                                 9,356           -               -           9,356              -                 -
Foreign currency translation
adjustment                               (1,802)           -               -               -        (1,802)                 -
---------------------------------------------------------------------------------------------------------------------------------
Balance, August 2, 1997                 $ 88,432      $   98       $ 105,526       ($ 7,408)         ($157)         ($ 9,627)
---------------------------------------------------------------------------------------------------------------------------------

Balance, November 1, 1997               $ 89,068        $ 99       $ 105,590       ($ 6,299)          $ 332        ($ 10,654)
Net loss                                (23,058)           -               -        (23,058)              -                 -
Foreign currency translation
adjustment                               (1,158)           -               -               -         (1,158)                -
Stock options exercised                    1,553           1           1,552               -              -                 -
Short-swing Section 16(b)
profits                                      118           -             118               -              -                 -
Dividends paid                              (99)           -            (99)               -              -                 -
---------------------------------------------------------------------------------------------------------------------------------
Balance, August 1, 1998                 $ 66,424      $  100       $ 107,161      ($ 29,357)        ($ 826)        ($ 10,654)
---------------------------------------------------------------------------------------------------------------------------------





               See notes to consolidated financial statements.          -7-

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES




                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 ------------------------------------------------------------------------------


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


2. Inventories

Inventories consist of the following:

(In Thousands)              August 1, 1998                   November 1, 1997

--------------------------------------------------------------------------------

Raw Materials                    $   8,975                          $   8,138
Work-in-process                     17,293                             16,461
Finished Goods                      52,898                             46,769
--------------------------------------------------------------------------------

                                 $ 79,166                            $ 71,368
--------------------------------------------------------------------------------



3. Restructuring and Special Charges

     In the thirty-nine weeks ended August 1, 1998, the Company recorded restructuring and special charges of $24.1 million related to the Company's continued closing of domestic manufacturing facilities and relocation to Mexico. Such costs consist of a write-down in the value of property and equipment, the write-off of operating inefficiencies incurred during the shut-down period and the accrual of estimated costs of disposition. The plant closings are expected to result in the termination of approximately 1,300 employees. In addition, the downsizing associated with such plant closings may affect the accounting, disclosure and funding of the Company's pension benefit obligation.


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


------------------------------------------------------------------------------------------------------------------------------------
                                                                                        THIRTY-NINE WEEKS ENDED THIRTEEN WEEKS ENDED
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          August 1,  August 2,  August 1,  August 2,
                                                                                           1998        1997       1998        1997
------------------------------------------------------------------------------------------------------------------------------------
Net sales
   United States                                                                           61.9%       58.6%      62.8%       67.4%
   Europe                                                                                  38.1        41.4       37.2        32.6
------------------------------------------------------------------------------------------------------------------------------------
   Consolidated                                                                           100.0       100.0      100.0       100.0
------------------------------------------------------------------------------------------------------------------------------------
Gross margin
   United States                                                                           12.2         4.5       12.8        15.0
   Europe                                                                                  42.0        42.5       41.8        39.7
------------------------------------------------------------------------------------------------------------------------------------
   Consolidated                                                                            23.6        20.2       23.6        23.0
------------------------------------------------------------------------------------------------------------------------------------
Licensing revenues                                                                          1.2         1.0        1.8          .1
------------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                                               22.9        26.5       25.1        18.7
------------------------------------------------------------------------------------------------------------------------------------
Restructuring and special charges                                                          12.5           -          -           -
------------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                                   (10.6)       (5.3)        .3         5.2
------------------------------------------------------------------------------------------------------------------------------------
Gain on sale of subsidiary stock                                                              -        16.7          -           -
------------------------------------------------------------------------------------------------------------------------------------
Interest and finance costs                                                                 (1.7)       (1.8)      (2.1)       (1.2)
------------------------------------------------------------------------------------------------------------------------------------
Other income (expense)                                                                      (.6)          -          -           -
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income taxes, minority interest and extraordinary item (12.9)        9.6       (1.8)        4.0
------------------------------------------------------------------------------------------------------------------------------------
Provision (recovery) for income taxes                                                      (1.8)        4.5       ( .2)        1.9
------------------------------------------------------------------------------------------------------------------------------------
Minority interest                                                                            .8          .4         .7          .9
------------------------------------------------------------------------------------------------------------------------------------
Extraordinary item                                                                            -          .2          -           -
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                         (11.9%)       4.6%      (2.3%)       1.2%
------------------------------------------------------------------------------------------------------------------------------------


                     CHIC BY H.I.S, INC. AND SUBSIDIAIRIES


The following discussion provides information and analysis of the results of operations of the Company for the thirty-nine and thirteen weeks ended August 2, 1998 and August 1, 1997 and its liquidity and capital resources.

Thirty-nine Weeks ended August 1, 1998 Compared to Thirty-nine Weeks ended August 2, 1997


          Net Sales. Net sales for the thirty-nine weeks ended August 1, 1998 decreased by $11.4 million, or 5.6%, from $204.4 million for the thirty-nine weeks ended August 2, 1997 to $193.0 million. United States sales decreased by $.4 million, or .3 %, to $119.4 million primarily due to an decrease in unit sales volume and a decrease in average selling price. As of August 1, 1998, the Company had a total backlog of confirmed domestic purchase orders of $61.5 million, a decrease of 8.8% compared to $67.5 million as of August 2, 1997. In the thirty-nine weeks ended August 1, 1998, European sales decreased by 9.6 million deutsche marks, or 6.8%, to 132.0 million deutsche marks. When converted into U.S. currency using the prevailing currency exchange rate, the European sales translated into a decrease of $11.0 million, or 13.0%, to $73.5 million for the thirty-nine weeks ended August 1, 1998. As of August 1, 1998, the Company had a total backlog of confirmed European purchase orders of 63.0 million deutsche marks, an increase of 4.2% compared to 60.4 million deutsche marks as of August 2, 1997. The confirmed European backlog, when converted into U.S. currency at the then prevailing currency exchange rate, was $35.1 million, an increase of 8.4% compared to $32.4 million on August 2, 1997.

          The Company's backlog consists of confirmed purchase contracts. Substantially all of the unfilled orders are expected to be shipped within 12 months. The Company believes that in the past it has shipped at least 95% of its confirmed purchase contracts. The Company has not generally experienced difficulty in filling orders on a timely basis.

          Gross Profit. Gross profit for the thirty-nine weeks ended August 1, 1998 increased $4.1 million, or 10.0%, from $41.4 million in the thirty-nine weeks ended August 2, 1997 to $45.5 million, while gross margin increased from 20.2% to 23.6%. United States gross profit increased $9.2 million from $5.4 million for the thirty-nine weeks ended August 2, 1997 to $14.6 million. The increase in gross profit and as a percentage of net sales in the United States was primarily due to the increase in production at the Company's Mexican production facility. European gross profit decreased $5.0 million from $35.9 million for the thirty-nine weeks ended August 2, 1997 to $30.9 million, while gross margin decreased from 42.5% in the thirty-nine weeks ended August 2, 1997 to 42.0% primarily due to product mix.

          Licensing Revenues. Licensing revenues increased 15.1% for the thirty-nine weeks ended August 1, 1998 from $2.0 million in the thirty-nine weeks ended August 2, 1997 to $2.3 million. The increase is partially due to the negotiated settlement of a licensing agreement.

          SG&A EXPENSES. Selling, general and administrative expenses decreased $10.0 million, or 18.4%, to $44.2 million for the thirty-nine weeks ended August 2, 1998 primarily due to the special advertising charge recorded in the prior year period.

          Restructuring and Special Charges. In the thirty-nine weeks ended August 1, 1998, the Company announced its intention to continue to close additional manufacturing facilities in the United States. In connection therewith, the Company recorded restructuring and special charges of $24.1 million consisting of a write-down in the value of related property and equipment, the write-off of operating inefficiencies incurred during the shut-down period and the accrual of estimated costs of disposition. The

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES

plant closings are expected to result in the termination of approximately 1,300 employees. In addition, the downsizing associated with such plant closings may affect the accounting, disclosure and funding of the Company's pension benefit obligation.

          Operating Income (Loss). The operating loss for the thirty-nine weeks ended August 1, 1998 increased $9.7 million from an operating loss of $10.8 million in the thirty-nine weeks ended August 2, 1997 to $20.5 million, primarily due to the restructuring and special charges, which were partially offset by the increase in gross profit and the decrease in operating expenses.

          Gain on Sale of Subsidiary Stock. In the thirty-nine weeks ended August 2, 1997, the Company recorded a gain on the sale of approximately 47.5% of its wholly owned European subsidiary of approximately $34.1 million. Proceeds of the sale were used in May 1997 to repay domestic borrowings.

          Interest and Finance Costs. Interest and finance costs decreased $.4 million or 10.9%, from $3.6 million for the thirty-nine weeks ended August 2, 1997 to $3.2 million for the thirty-nine weeks ended August 1, 1998. The decrease in interest cost was due to lower outstanding borrowings for the period.

          Other Expenses, Net. In the thirty-nine weeks ended August 1, 1998, the Company incurred non-operating expenses of approximately $2.6 million, which were partially offset by the gain on the sale of fixed assets of $1.5 million. The non-operating expenses include costs incurred in connection with the reconstitution of the Company's Board of Directors, the termination of a consulting agreement with a former director, and severance agreements with certain former employees.

          Income Taxes. The recovery for income taxes for the thirty-nine weeks ended August 1, 1998 was $3.4 million as compared to a provision of $9.2 million for the thirty-nine weeks ended August 2, 1997. The deferred tax benefit attributable to the restructuring charge recorded in the thirty-nine weeks ended August 1, 1998 was reduced by approximately $4.5 million to the extent its future realization is uncertain.

          Extraordinary Item. In the thirty-nine weeks ended August 1, 1997, the Company recorded an extraordinary charge of $.3 million attributable to the early extinguishment of $43 million of senior notes payable.

Thirteen Weeks ended August 1, 1998 (the "1998 third Quarter") Compared to Thirteen Weeks ended August 2, 1997 (the "1997 Third Quarter")


          Net Sales. Net sales for the 1998 Third Quarter decreased $22.0 million, or 26.9%, from $81.9 million for the 1997 Third Quarter to $59.9 million. United States sales decreased by $17.6 million, or 31.9%, to $37.6 million. In the 1998 Third Quarter, European sales decreased by 7.1 million deutsche marks, or 15.1%, to 40.0 million deutsche marks. When converted into U.S. currency using the prevailing currency exchange rate, the European sales translated into a decrease of $4.4 million, or 16.6%, to $22.3 million for the 1998 Third Quarter. The decline in sales is primarily attributable to the weak retail environment for basic denim jeans.

                        CHIC BY H.I.S, AND SUBSIDIARIES

          Gross Profit. Gross profit for the 1998 Third Quarter decreased $4.7 million, or 25.0%, from $18.9 million in the 1997 Third Quarter to $14.1 million, while gross margin increased from 23.0% to 23.6%. United States gross profit decreased $3.4 million from $8.3 million for the 1997 Third Quarter to $4.8 million. The decrease in gross profit and as a percentage of net sales in the United States was primarily due to the decrease in sales volume. European gross profit decreased $1.3 million from $10.6 million for the 1997 Third Quarter to $9.3 million, while gross margin increased from 39.7% in the 1997 Third Quarter to 41.8% primarily due to product mix.

          Licensing Revenues. Licensing revenues increased $.3 million, or 48.0%, for the 1998 Third Quarter from $.7 million for the 1997 Third Quarter to $1.1 million. The increase is primarily due to the negotiated settlement of a licensing agreement.

          SG&A Expenses. Selling, general and administrative expenses decreased $.3 million, or 1.8%, to $15.1 million for the 1998 Third Quarter primarily due to the reduction in various administrative expenses which was partially offset by the provision for certain European employee incentive expenses and domestic promotional programs.

          Operating Income. The operating income for the 1998 Third Quarter decreased $4.1 million from $4.2 million in the 1997 Third Quarter to $.1 million, primarily due to the decrease in sales, which was partially offset by the decrease in operating expenses.

          Interest and Finance Costs. Interest and finance costs increased $.3 million or 32.7%, from $.9 million for the 1997 Third Quarter to $1.2 million for the 1998 Third Quarter. The increase in interest expense was due to the increase in average outstanding borrowings for the period.

          Income Taxes. The recovery for income taxes for the 1998 Third Quarter was $.1 million as compared to a provision of $1.6 million for the 1997 Third Quarter as a result of the decrease in income.


Liquidity and Capital Resources

          The Company's principal capital requirements have been to fund working capital needs and capital expenditures. The Company has historically relied primarily on internally generated funds, trade credit, bank borrowings and other debt offerings to finance these needs.

          In the thirty-nine weeks ended August 1, 1998, net cash of $26.5 million was used in operations, as compared to $31.4 million in the thirty-nine weeks ended August 2, 1997. The net cash used in operations was primarily attributable to the net loss for the period, as well as the increase in accounts receivables, inventories, and prepaid and other assets, and the decrease in accounts payable, which were partially offset by the increase in accrued expenses.

          Net cash of $3.9 million was used in investing activities in the thirty-nine weeks ended August 1, 1998, as compared to $6.6 million in the thirty-nine weeks ended August 2, 1997. Cash used in investing activities was primarily attributable to the acquisition of manufacturing facilities and equipment. The Company is continuing to expand its manufacturing facilities in Mexico and intends to

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES

develop a laundry operation in the foreseeable future. The Company's investment in such manufacturing operations was offset by the proceeds from the disposition of the corporate aircraft and certain idle property and equipment. In the second quarter of fiscal 1998, the Company announced its intention to close additional domestic manufacturing facilities. In connection therewith, the Company recorded restructuring and special charges in the thirty-nine weeks ended August 1, 1998 which include a valuation adjustment of the related property and equipment, the write-off of manufacturing inefficiencies and accrued estimated costs of disposition. In addition, the downsizing associated with such plant closings may affect the accounting, disclosure and funding of the Company's pension benefit obligation.

          Net cash provided by financing activities was $28.4 million in the thirty-nine weeks ended August 1, 1998, as compared to $19.0 million in the thirty-nine weeks ended August 2, 1997. The cash provided by financing activities in the thirty-nine weeks ended August 1, 1998 was primarily attributable to the increase in borrowings against the Company's credit facilities and proceeds from the sale of common stock issued pursuant to the exercise of outstanding stock options. In August 1998, the Company used approximately $1.0 million to repurchase 160,000 shares of its common stock on the open market. This repurchase partially offsets the potentially dilutive effect of the stock options exercised. The cash provided by financing activities in the thirty-nine weeks ended August 2, 1997 was primarily attributable to the proceeds from the sale of the Company's subsidiary stock and borrowings against the Company's credit facilities.

          As of August 1, 1998, the Company had domestic credit agreements providing a $50 million revolving line of credit, of which $38.2 million was outstanding. In addition, the Company had $25.5 million of IRBs outstanding at August 1, 1998. The Company also has foreign financing agreements with three banks providing term loans aggregating 4.3 million deutsche marks (approximately $2.4 million, based on the August 1, 1998 foreign currency exchange rate) and lines of credit aggregating 38 million deutsche marks (approximately $21.1 million, based on the August 1, 1998 foreign currency exchange rate). Approximately $6.9 million was outstanding against the foreign lines of credit as of August 1, 1998. As of August 1, 1998, the Company was in violation of certain financial covenants of its domestic credit agreement for which waivers have been obtained through September 30, 1998. The Company is currently negotiating to cure an existing event of default and amend the terms of the credit agreement.

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

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES

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

     Leverage and Financial CovenantS. Although the Company's initial public offering in February 1993 and the other components of its refinancing plan (the "Refinancing Plan") improved the Company's operating and financial flexibility, the Company continues to have indebtedness that could adversely affect its ability to respond to changing business and economic conditions. At August 1, 1998, the Company had an aggregate of approximately $74.9 million of indebtedness (including capital leases) outstanding and the Company's stockholders' equity was approximately $66.4 million. The Company's credit agreements contain covenants that impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, create liens, sell assets, engage in mergers or acquisitions and pay dividends. As of August 1, 1998, the Company was in violation of certain financial covenants of its domestic credit agreement for which waivers have been obtained through September 30, 1998. The Company is currently negotiating to cure an existing event of default and amend the terms of the credit agreement.


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










                                              CHIC BY H.I.S, INC.




Dated:     September 14, 1998                 By: /s/ Daniel Rubin
                                                  -----------------
                                              Daniel Rubin
                                              Chief Executive Officer




Dated:     September 14, 1998                 By: /s/ Christine A. Hadjigeorge
                                                  -----------------------------
                                              Christine A. Hadjigeorge
                                              Chief Financial Officer