Form 10-K
period 1998-11-07
CHIC BY H I S INC
filed 1999-02-05
CIK 895519

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


                                    FORM 10-K


      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED NOVEMBER 7, 1998
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

           Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                      ON WHICH REGISTERED
              -------------------                     ---------------------

                 Common Stock                      New York Stock Exchange, Inc.
                $0.01 par value

       Securities registered pursuant to Section 12(g) of the Act:  NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x   No
                                               ---     ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

      As of January 15, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $31,586,928 based upon the closing market price of a share of Common Stock on the New York Stock Exchange as reported by the Wall Street Journal.

      As of January 15, 1999, the registrant had 9,870,793 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


      (1) Portions of the registrant's Annual Report to Stockholders for the fiscal year ended November 7, 1998 are incorporated by reference into Parts I and II hereof.

      (2) Portions of the registrant's Proxy Statement, which has been filed with the Securities and Exchange Commission, for the Annual Meeting of Stockholders to be held on February 24, 1999 are incorporated by reference into
Part III hereof.

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

ADDITIONAL CAUTIONARY STATEMENTS

      Dependence on Major Customers. During fiscal 1998 and 1997, sales to one major customer (with sales in excess of 10% of total sales), Kmart Corporation ("K-Mart"), accounted for approximately 23.5% and 23.4% of the Company's consolidated net sales, respectively. For the year ended November 2, 1996, sales to two major customers (with sales in excess of 10% of total sales) approximated 25.5% and 12.2% of consolidated net sales on an individual basis. The loss of such a major customer could have an adverse effect on the results of the Company's operations. In addition, several of the Company's licensees sell products bearing the Company's trademarks to the same retailer. The Company has no long-term commitments or long-term contracts with any of its customers.

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

      Risks of Doing Business Overseas. In general, the Company believes that the demand for jeans in foreign markets is more susceptible to changes in fashion preferences than in the domestic market. In addition, it is not possible to predict accurately the effect that the continued elimination of trade barriers among members of the European Union will have on the Company's operations in Europe. The Company is also expanding its activities in Eastern Europe, where economic, political and financial conditions are changing rapidly, and commenced manufacturing operations in Mexico in fiscal 1997. In general, there can be no assurance that the results of the Company's European operations or the operations in Mexico will not be adversely affected by factors such as restrictions on transfer of funds, political instability, competition, the relative strength of the U.S. dollar, changes in fashion preferences and general economic conditions.

      Absence of Dividends. Except for the shareholder rights redemption in fiscal 1998, the Company has not, in recent years, paid any cash or other dividends on its Common Stock, and there can be no assurance that the Company will pay cash dividends in the foreseeable future. As a holding company, the ability of the Company to pay dividends is dependent upon the receipt of dividends or other payments from its subsidiaries. The Company's domestic credit agreements (the "Loan Agreements") contain certain limitations on the Company's ability to pay dividends.

      Leverage and Financial Covenants. Although debt and equity transactions have improved the Company's operating and financial flexibility, the Company continues to have indebtedness that could adversely affect its ability to respond to changing business and economic conditions. At November 7, 1998, the Company had an aggregate of approximately $70.4 million of indebtedness (including capital leases) outstanding and the Company's stockholders' equity was approximately $59.5 million. In addition, the Company's Loan Agreements contain covenants that impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, create liens, sell assets, engage in mergers or acquisitions, make capital expenditures and pay dividends.

      Y2K. The Company continues to assess the potential impact of the Year 2000
(Y2K) computer processing issue on its management and information systems. The Company believes that it has a prudent approach in place to address these issues and monitor remedial action. The approach includes: an assessment of internal programs and equipment; communication with major customers and vendors with respect to the state of readiness of their systems; an evaluation of facility related issues and the development of a contingency plan. This approach is designed to maintain an uninterrupted supply of goods and services to/from the Company.

      The Company is incorporating the Y2K programming modifications with an overall upgrade in its computer programming language. While this project involves a significant effort from its programming staff, the Company believes that it is on schedule for a timely completion. All programs are expected to be reviewed, remediated and converted by mid-1999. The Company is also in the process of assessing all hardware components and is not aware of any material investment required for its mainframe and critical hardware equipment to be Y2K compliant.

      The Company is in a continuous process of communicating with its major customers and suppliers. This contact is designed to determine systems compatibility and compliance. The Company has been assured by its major suppliers that there will be no disruption in the delivery of goods and services. The Company believes that adequate resources are available for the supply of its raw materials and facility related equipment will be operational.

      The Company has relied entirely on internal programming and operational resources for review and remediation of Y2K issues. Accordingly, no incremental costs have been expended for such activities.

      At this time, the Company is not aware of any internal or external systems related to the Y2K programming issues which would prevent or significantly impair the Company from continuing operations after the turn of the century. The Company continues to assess the risks associated with program failures and will develop a formal contingency plan with its business partners to address specific risks. At this point, no serious risks of failure have been identified.

      The failure to correct a material Y2K problem could result in an interruption in normal business activity. The Company's plan is expected to significantly reduce the risk associated with the Y2K issue. However, due to the inherent uncertainty of the Y2K issue and dependence on third-party compliance, no assurance can be given that potential Y2K failures will not adversely effect the Company's operations, liquidity and financial position.

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

      Information with respect to sales, operating income and identifiable assets attributable to each of the Company's geographic areas appears in Note 10 of Notes to Consolidated Financial Statements on page 21 of the Company's Annual Report to Stockholders for the fiscal year ended November 7, 1998 (the "Annual Report to Stockholders") and is incorporated herein by reference.

UNITED STATES OPERATIONS

      United States sales increased during fiscal 1992 primarily as a result of greater sales to major mass merchandiser customers, which generally gained market share in the jeans market relative to other retailers, and an improving United States economy. During fiscal 1993, United States sales remained relatively constant. During fiscal 1994, United States sales increased primarily due to increased advertising and remained relatively constant through fiscal 1995. During fiscal 1996, United States sales decreased primarily as a result of a shrinking market share and substantial price competition. This condition continued through fiscal 1998, while the Company continued to compete against private label merchandise at the mass merchant channel of distribution.

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

      In the second quarter of fiscal 1998, as production capacity in Mexico increased, the Company announced its intention to continue to close additional manufacturing facilities in the United States. In connection therewith, the Company recorded restructuring and special charges of $24.1 million consisting of a write-down in the value of related property and equipment, the write-off of operating inefficiencies incurred during the shut-down period and the accrual of estimated costs of disposition. The plant closings resulted in the termination of approximately 1,300 employees.

APPAREL

Women's and Girls' Jeans

      The Company's principal product line is women's and girls' jeans marketed under the Chic and Chic Kids brand names, respectively, and other brand names owned by the Company, including ZnO(R) and Sunset Blues(R). The Company believes that its women's jeans were the best selling women's jeans to mass merchandisers in the United States in 1998 based on the N.P.D. Report dated July 1998. The Company's jeans are available in a variety of finishes, such as prewashed and stonewashed. By altering the laundry time and ingredients used in the finishing process, the Company is able to produce various colors and shades in denim products.

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

      The Company's jeans are offered in four general size categories: Chic misses is offered in sizes 2 to 20 in petite, average and tall lengths; ZnO juniors is offered in sizes 1 to 15 in petite, average and tall lengths; Chic plus is offered in sizes 18 to 26 in petite and average lengths; and Chic Kids is offered in sizes 7 to 14 for young girls.

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

Men's and Boys' Jeans and Jean Shorts and Men's Casual Pants and Shorts

The Company markets men's and boys' jeans and jean shorts and men's casual pants and shorts under the H.I.S and Hardware(R) brand names. The Company offers its men's and boys' apparel in a broad range of sizes, colors, fabrics and finishes. All of the men's and boys' five-pocket jeans manufactured by the Company are available in two styles: a relaxed fit and a classic fit. The Company offers men's jeans in 38 different sizes by waist and inseam length. Boys' jeans are offered in sizes 8 to 18 in regular fit and slim fit.

      The Company's line of men's casual pants is marketed under the H.I.S and Hardware label and is available in casual, classic and basic styles that are generally more fashion-oriented and are more susceptible than its men's or boys' jeans to changing consumer preferences.

      Currently, the Company's men's jeans are generally priced to sell at retail for between $15.99 and $19.99; jean shorts are generally priced to sell at retail for between $12.99 and $16.99; and casual pants are generally priced to sell at retail for between $19.99 and $21.99. Boys' jeans are generally priced to sell at retail for between $12.99 and $15.99.

SALES AND DISTRIBUTION

      During fiscal 1998, the Company sold its products to more than 1,000 retailers, which the Company believes, operate over 7,000 stores in the United States. The Company also started to sell merchandise in the Canadian market. Most of the Company's sales in fiscal 1998 were made to mass merchandisers and the remainder was made primarily to department and specialty stores. Sales of the Chic and H.I.S product lines to the Company's two largest accounts, K-mart Corporation and Target (a division of Dayton Hudson Corporation), accounted for approximately 55% of United States sales.

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

      The Company's warehouse and distribution center facility is located in Bruceton, Tennessee. All goods are sewn either at the Company's manufacturing facilities or outside contractors. As of November 7, 1998, the Company operated one domestic assembly plant and two plants located in Mexico. Goods manufactured in the Company's manufacturing facilities are sent to independent laundries and returned to the factory for pressing and finishing. Goods produced by contractors are sewn, laundered and finished by the contractor. Finished products are shipped to Bruceton for warehousing and distribution to the Company's customers throughout the United States and Canada.

      Substantially all of the Company's sales in the United States and Europe are to retailers. For the year ended November 7, 1998 and November 1, 1997, sales to one major customer (with sales in excess of 10% of total sales) approximated 23.5% and 23.4% of consolidated net sales, respectively. For the year ended November 2, 1996, sales to two major customers (with sales in excess of 10% of total sales) approximated 25.5% and 12.2% of consolidated net sales on an individual basis. The receivables from the Company's major customer at November 7, 1998 represented approximately 13.0% of the total accounts receivable balance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company reviews a customer's credit history before extending credit. An allowance for possible losses is established based upon factors surrounding the credit risk of specific customers, historical trends and other information.

MARKETING, ADVERTISING AND PROMOTION

      The Company advertises its products nationwide through television and print media. The Company's advertising strategy emphasizes the quality, comfortable fit and competitive pricing of its jeans and pants. At the national level, the Company's advertising is image oriented. Television commercials promote the Chic name and are designed to create a personality for the brand. In fiscal 1998, the Company signed a contract with a new advertising agency to coordinate its fiscal 1999 campaign. The Company expects that this campaign will present a cohesive marketing presentation and revitalize its nationally recognized brands.

      Consumer advertising for the Company's Chic line of products is done primarily through consumer print and, to a lesser extent, network and cable television. Print advertising of the Chic line consists primarily of spreads in magazines oriented toward women. National television advertisements are generally run during the fall back-to-school, spring and Christmas selling seasons. The Company's advertising of its H.I.S line has been accomplished primarily through the use of print advertising. The Company targets women in the 18-49 age group for its Chic brand women's products, with and emphasis on the 18-34 age group, and targets men in the 18-49 age group for its H.I.S brand men's products. The Company believes that consumers of its products are generally in the moderate-income bracket.

      The Company supplements its national advertising campaign through the use of cooperative advertising in radio and newspaper media, in which the Company's products are among those featured by various retailers in their advertisements. In addition, the Company advertises to retailers through print advertisements in a variety of trade magazines and newspapers.

      The Company believes that there are opportunities for increasing the Company's share of the mass merchandise market for men's jeans in the United States, which the Company believes is substantially larger than the market for women's jeans. Based on its reputation as a reliable supplier of branded women's jeans and its previous history as a manufacturer of men's jeans and other apparel under the H.I.S brand name, the Company believes that opportunities exist to expand the distribution of its men's jeans. The Company anticipates that there will be a positive correlation between an increase in advertising and an increase in sales, but there can be no assurance that the Company will realize its objective of increasing its share of the men's and boys' jeans market, which is highly competitive and in which the Company currently has only a limited presence.

      The Company works with retailers to provide custom displays to stores. The Company provides to its customers, free of charge, a variety of point of sale display materials such as signs, size markers, graphics, in-store posters, photographs and other visual supports.

PRODUCT DESIGN

      The Company's in-house merchandising department develops jeans and casual pants product lines, including the pricing and packaging for each line. The merchandising group interprets market trends by visiting retail stores throughout the United States, Canada and Europe, attending trade shows, working with textile mills and retailers and conducting market research. The Company also researches and tests denim finishes in order to develop new wash finishes and treatments to add to the Company's product mix.

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

      The Company currently buys finished fabric in bulk from domestic suppliers and generally has no supply contracts with terms longer than three months. The Company believes that through its domestic suppliers it is able to obtain good quality materials in a timely manner at competitive prices. During fiscal 1998, the Company purchased approximately 56.9% of its raw materials from three suppliers, which were the only companies supplying more than 10% of the Company's raw materials during fiscal 1998. The Company maintains a portion of its inventories in commodity raw materials, which consist mainly of cotton fabrics, including denim and twills. These raw materials, the Company believes, are readily available from numerous domestic and foreign sources. Although the Company relies heavily on certain suppliers for its raw material needs, the Company believes that the loss of any one source of raw materials, though no such loss is presently anticipated, would not have a material adverse effect on its business since many other alternative, comparable sources are readily available.

      The Company operates manufacturing facilities in Tennessee and Mexico. In the second quarter of fiscal 1997, the Company established its first manufacturing facility in Durango, Mexico. A second facility commenced operations in the second quarter of fiscal 1998. Concurrent with the increase in the Company's productive capacity in Mexico, the Company closed certain United States manufacturing facilities. During the first quarter of fiscal 1999, a third manufacturing facility in Mexico commenced operations. The Company currently is constructing a laundry facility in Mexico that is expected to be operational by the fourth quarter of fiscal 1999.

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

      The Company uses contract carriers to pick up raw materials from its suppliers and transport such raw materials to the Company's central cutting facility in Bruceton, Tennessee. In Bruceton, the fabric is cut and trimmed and then shipped to the US/Mexico border by the

Company's own fleet of tractors and trailers and, from there to one of the Company's manufacturing facilities in Mexico, by contract carriers, where the garments are sewn, laundered, pressed and finished. Assembled garments are then returned to Bruceton for final warehousing and distribution.

EUROPEAN OPERATIONS

      In Europe, where mass merchandisers have limited market share, the Company's H.I.S brand jeans are sold primarily through department stores and mail order catalogs. Most of the Company's sales in Europe are made in Germany. In recent years, European sales have expanded beyond Germany, Austria and Switzerland into surrounding countries, including Poland, the Czech Republic, Slovakia, Belgium, Luxembourg and the Netherlands. The Company markets women's and men's jeans and casual pants under the H.I.S brand name. As in the United States, the Company's core business in Europe is basic, five-pocket denim jeans. The Company believes that its jeans continue to be the best selling women's jeans in Germany during fiscal 1998.

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

      The Company began licensing its trademarks in fiscal 1989. Licensing revenues have increased from approximately $0.8 million in fiscal 1990, the first full year of licensing operations, to approximately $6.4 million in fiscal 1996. Licensing revenues declined to approximately $2.7 million in fiscal 1998 due to poor retail business in the United States and the discontinuation of the licensing agreement in the Czech Republic.

      The current license agreements expire on various dates through 2002. Many of the agreements, however, permit the licensee to renew its agreement, subject to certain conditions, prior to expiration, generally for an additional three-year period. The majority of the agreements require that licensees pay a specified guaranteed minimum royalty to the Company at the beginning of each quarter during the term of the licensing agreement and then pay a certain percentage (generally five percent) of the licensee's net sales of products bearing a trademark licensed by the Company. Such payments are due within 30 days after the end of each quarter, against which amount the guaranteed royalty is deducted. Generally, each licensee is required to spend specified amounts for advertising and promotion of the licensed products and most licensees offer a matching cooperative advertising plan to retailers for advertising in weekly circulars that are used by some retailers to advertise sale items. The Company has received no indication from its licensees that they intend to terminate their licensing agreement with the Company prior to its expiration.

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

BACKLOG

      The Company's backlog consists of confirmed purchase contracts. At November 7, 1998, the Company had unfilled customer orders of approximately $115.2 million of merchandise, of which approximately $69.8 million were for domestic orders and approximately $45.4 million (based on the exchange rate for the deutsche mark on November 7, 1998) were for European orders, compared to approximately $135.2 million at November 1, 1997, of which approximately $94.4 million were for domestic orders and approximately $40.8 million (based on the exchange rate for the deutsche mark on November 1, 1997) were for European orders. The Company believes that the change in backlog in the United States is attributable largely to the weak retail climate for basic five-pocket jeans which leads to the placement of future orders. Substantially all of the unfilled orders at November 7, 1998 are expected to be shipped before the end of the Company's fiscal year ending November 6, 1999. The Company believes that in the past it has shipped at least 95% of its confirmed purchase contracts. The Company has not generally experienced difficulty in filling orders on a timely basis.

SEASONALITY

      Demand for the Company's apparel products and its level of sales fluctuate moderately during the course of the calendar year as a result of seasonal buying trends. A moderate surge in sales of denim jeans and casual pants generally occurs during the fall back-to-school and Christmas holiday selling seasons (the Company's third and fourth quarter, respectively). See "Management's Discussion and Analysis of Financial Condition and Results of Operations Seasonality of Business-Quarterly Results." To balance these fluctuations in demand, the Company has developed competitively priced packages of jean shorts and casual shorts, which are sold primarily during the Company's first and second quarters. This enables the Company to market to the year-round apparel needs of consumers, thereby stabilizing production levels at the Company's manufacturing facilities during traditionally slower periods.

TRADEMARKS

      Several of the Company's trademarks, including Chic, H.I.S, Hardware and ZnO, are registered in the United States Patent and Trademark Office. These registrations expire on various dates through 2005, subject to renewal. From time to time the Company adopts new trademarks in connection with the marketing of its products. The Company considers its trademarks to be significant assets of the Company and to have significant value in the marketing of its products.

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

     The Company has recently registered a new trademark, Slax, to market women's casual pants in Europe. This marketing effort represents a significant diversification in the Company's product line in Europe. Depending on the European success of this line, the Company may introduce this label in the United States.

EMPLOYEES

      As of November 7, 1998, the Company employed approximately 1,000 full-time people in the United States, 1,600 people in Mexico and 150 people in Europe. Most of the Company's domestic work force is employed in Tennessee, where the Company believes that it is one of the largest private employers.

      None of the Company's employees are represented by a union. The Company believes that its relationship with its employees is good.

      The Company believes that all of its manufacturing facilities are in material compliance with applicable occupational health and safety laws.

RECENT DEVELOPMENTS

      In January 1999, the Company entered into an asset purchase and consulting agreement (the "Stuffed Shirt Agreement") with Stuffed Shirt, Inc. ("SSI") and its principals. The Stuffed Shirt Agreement provides for the purchase of certain assets of SSI, including: all inventory, open orders, and intangible assets as of the closing date, and the retention of its principals as consultants on a monthly basis. The purchase price of the assets of approximately $4,336,000 is payable $1 million at the closing date, with 1/3 of the purchase price payable in 30 days (less the $1 million paid at closing), 60 days and 90 days from the closing date.

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


                      PRINCIPAL OWNED AND LEASED PROPERTIES


                                                     Location          Square Footage
                                                     --------          --------------
      Owned/Leased
      ------------
North America
      Manufacturing and Assembly Facilitiies....   Bruceton, TN            200,094        Owned
                                                   Bruceton, TN            150,000        Owned
                                                   Durango, Mexico         108,000        Owned
                                                   Durango, Mexico         220,000        Owned
                                                   Gleason,TN               53,103        Owned  (1)
                                                   Hickman, KY             280,000        Leased (1)
                                                   Monticello, KY           58,000        Owned  (1)
                                                   Saltillo, TN             48,028        Owned  (1)
                                                   South Fulton, TN         70,269        Owned  (1)
                                                   Trezevant, TN            42,008        Owned  (1)
      Warehouse and Distribution................   Bruceton, TN            422,087        Owned
      Showrooms.................................   Chicago, IL               1,242        Leased
                                                   Dallas, TX                1,325        Leased
                                                   New York, NY              8,721        Leased
      Retail Stores.............................   Bowling Green, KY         7,200        Leased
                                                   Bruceton, TN              5,500        Leased
                                                   Clarksville, IN           6,420        Leased
                                                   Cookeville, KY           11,200        Leased
                                                   Goodlettsville, TN        5,310        Leased
                                                   Louisville, KY            7,100        Leased
                                                   Murfreesboro, TN          5,200        Leased
                                                   Paducah, KY               5,000        Leased
      Machine Shop and Equipment Warehouse         Bruceton, TN             41,000        Owned
                                                   Bruceton, TN             12,000        Owned
      Corporate Offices.........................   New York, NY             34,034        Leased

Europe
      Office and Warehouse......................  Prague, Czech Republic     1,534        Leased
                                                  Garching, Germany         90,000        Leased
                                                  Warsaw, Poland             8,216        Leased
      Showrooms.................................  Bergheim, Austria          2,000        Leased
                                                  Prague, Czech Republic       347        Leased
                                                  Berlin, Germany              600        Leased
                                                  Munich, Germany            1,500        Leased
                                                  Neuss, Germany             1,100        Leased
                                                  Warsaw, Poland               137        Leased
                                                  Zurich, Switzerland          700        Leased

(1) Facility not in operation. Asset held for sale.

     The Company believes that its existing facilities are well maintained, in good operating condition and are adequate for its present level of operations and sufficient to accommodate any increased output for the foreseeable future after consideration of the operational changes anticipated to be made.

ITEM 3.   LEGAL PROCEEDINGS

      After a period of negotiation regarding the separation of Mr. Robert Luehrs from the Company, the Company commenced a lawsuit in state court on July 15, 1998, which was removed to the United States District Court for the Southern District of New York against Mr. Robert Luehrs seeking a declaration that he had retired from the Company in May 1998, or, in the alternative, that he had been properly terminated for cause. Mr. Luehrs counterclaimed against the Company, alleging that the Company had breached his employment contract and discriminated against him on the basis of his age and disability. Mr. Luehrs contends that he was terminated without cause and so is entitled to $511,875 for breach of contract, in addition to the amount he alleges he is due under a disability benefits clause in his employment agreement, and unspecified damages stemming from his allegations of age discrimination.

      From time to time, the Company is also involved in litigation incidental to the conduct of its business. The Company believes that no currently pending litigation to which it is a party will have a material adverse effect on its consolidated financial condition or results of operations.

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

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

      The information required by this item is included under the captions "PRICE RANGE OF COMMON STOCK" and "DIVIDEND POLICY" on page 22 of the Annual Report to Stockholders and is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA

      The information required by this item is included under the caption "SELECTED CONSOLIDATED FINANCIAL DATA" on page 4 of the Annual Report to Stockholders and is incorporated herein by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      The information required by this item is included under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" on page 5 of the Annual Report to Stockholders and is incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

      Not Applicable.


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

ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE

      Not Applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is included under the captions "ELECTION OF DIRECTORS" AND "EXECUTIVE OFFICERS" of the Company's Proxy Statement for the Annual Meeting of Stockholders ("the 1999 Proxy Statement") and is incorporated herein by reference.



ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this item is included under the caption "EXECUTIVE COMPENSATION" of the 1999 Proxy Statement and is incorporated herein by reference, except that the subsections entitled "Report of Compensation Committee on Executive Compensation" and "Performance Graph" of the 1999 Proxy Statement shall not be deemed to be so incorporated.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

      The information required by this item is included under the caption "PRINCIPAL STOCKHOLDERS OF THE COMPANY" of the 1999 Proxy Statement and is incorporated herein by reference.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is included under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" of the 1999 Proxy Statement and is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a) The following documents are filed or incorporated by reference as a part of this report:

          1. Thefinancial statements which are incorporated by reference from the Annual Report to Stockholders pursuant to Item 8 as follows:

               Report of Independent Certified Public
               Accountants

               Consolidated Balance Sheets at November 1, 1997
               and November 7, 1998

               Consolidated Statements of Operations For the
               Years Ended

               November 2, 1996, November 1, 1997, and
               November 7, 1998

               Consolidated Statement of Stockholders' Equity
               For the Years Ended

               November 2, 1996, November 1, 1997, and
               November 7, 1998

               Consolidated Statement of Cash Flows for the Years Ended November 2, 1996, November 1, 1997, and November 7, 1998

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

4.2 Financing Agreement dated as of October 30, 1998 by and among the Company, the Financial Institutions from Time to Time Party thereto, as Lenders, and the CIT Group/Commercial Services, Inc., as agent.

4.3 Lease, dated as of September 1, 1993, between the ID Board and Siegel. (Incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended November 6, 1993)

4.4 Lease, dated as of August 1, 1994, between the City of Hickman, Kentucky, and H.I.S. Kentucky, Inc. (Incorporated herein by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended November 5, 1994).

4.5 Note Agreement, dated as of June 30, 1995, by the Company and each of the Purchasers listed on Schedule 1 thereto (the "Note Agreement"). (Incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for quarter ended August 5, 1995).

4.6 Waiver and Amendment Agreement, dated as of February 14, 1996, among the Company and each of the Purchasers listed on Schedule I attached to the Note Agreement. (Incorporated herein by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the fiscal year ended November 4, 1995).

4.7 Lease, dated as of February 1, 1995, between Fulton County, Kentucky and H.I.S. Kentucky, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for quarter ended May 6, 1995).

4.8 Loan Agreement, dated as of April 1, 1995, between the ID Board and Siegel. (Incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended May 6, 1995).

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

10.4 Agreement and General Release, dated as of March 14, 1998 among the Company and Burton M. Rosenberg.

10.5 Employment Agreement, dated as March 15, 1996, among the Company, Siegel and Roland L. Kimberlin. (Incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended November 4, 1996).

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

10.8 Lease, dated November 1989, between Tishomingo County, Mississippi, and Siegel. (Incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.9 Lease, dated December 1, 1989, between Tishomingo County, Mississippi, and Siegel. (Incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.10 Agreement of Lease, dated as of May 10, 1985, between Nineteen New York Properties Limited Partnership and Siegel. (Incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.11 Lease, dated November 1, 1968, between Keystone Associates and Siegel, as amended. (Incorporated herein by reference to Exhibit
               10.17 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.12 Lease, dated September 11, 1979, between the Mayor and Board of Aldermen of the Town of Tiptonville, Lake County, Tennessee, and Siegel. (Incorporated herein by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.13 Chic by H.I.S, Inc. 1993 Stock Option Plan and First Amendment thereto. (Incorporated herein by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.14 Chic by H.I.S, Inc 1995 Stock Option Plan for Non-Employee Directors. (Incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended November 5, 1994).

10.15          Phoenix Home Life Insurance Plan (Disability Plan). (Incorporated
               herein  by   reference   to  Exhibit   10.20  to  the   Company's
               Registration Statement on Form S-1 No. 33-56270).

10.16 Pension Plan for Eligible Employees, including amendments I through IV thereto. (Such Plan and Amendments I through III thereof incorporated herein by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.17 Security Agreement, dated as of May 1, 1990, between the ID Board and Siegel. (Incorporated herein by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.18 Guaranty Agreement, dated as of May 1, 1990, by the Company in favor of Trust company Bank, as trustee. (Incorporated herein by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 No. 33- 56270).

10.19 Letter, dated May 11, 1990, from the Company and Siegel to Bayerische Hypotheken-Und Weschsel-Bank AG. (Incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 No. 33- 56270).

10.20 Lease, dated October 27, 1986, between Sportswear and Erbengemeinschaft Kellerer, including an amendment thereto. (Translated). (Incorporated herein by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.21 Agreement, dated December 28, 1992, between Commerzbank and Sportswear. (Translated). (Incorporated herein by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.22 Agreement, dated December 18, 1992, among Deutsche Bank, Sportswear, Siegel and the Company. (Translated). (Incorporated herein by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1 No. 33- 56270).

10.23          Agreement, dated June 26, 1991, between Hypo Bank and Sportswear.
               (Translated). (Incorporated herein by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.24 Licensing and Cooperation Agreement, dated November 2, 1990, between Sportswear and Odevni Prumysl, Statni Podnik.
               (Incorporated herein by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1 No. 33-56270).

10.25 Licensing Agreement, dated May 29, 1992, between Sportswear and CONSINVEST Ltd. (Translated). (Incorporated herein by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1 No. 33- 56270).

10.26 Guaranty Agreement, dated as of September 1, 1993, by the Company in favor of First American National Bank, as Trustee.
               (Incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended November 6, 1993).

10.27 Guaranty Agreement, dated as of August 1, 1994, by the company in favor of First American National Bank. (Incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended November 5, 1994).

10.28 Guaranty Agreement, dated as of February 1, 1995, by the Company in favor of First American National Bank, as trustee. (Incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended May 6, 1995).

10.29 Guaranty Agreement, dated as of April 1, 1995, by the Company in favor of First American National Bank, as trustee. (Incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended May 6, 1995).

10.30 Guaranty Agreement, dated as of June 30, 1995, by Siegel in favor of the Purchasers listed on Annex 1 thereto. (Incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 1995).

10.31 Guaranty Agreement, dated as of June 30, 1995, by Chic Holdings Corp. in favor of the Purchasers listed on Annex 1 thereto. (Incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 1995).

10.32          Guaranty Agreement,  dated as of June 30, 1995, by Chic by H.I.S.
               Licensing Corporation in favor of the Purchasers listed on Annex 1 thereto. (Incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 1995).

10.33          Guaranty  Agreement,  dated  as  of  June  30,  1995,  by  H.I.S.
               Kentucky, Inc. in favor of the Purchasers listed on Annex 1 thereto. (Incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 1995).

10.34 Guaranty Agreement, dated as of June 30, 1995, by H.I.S. Limited in favor of the Purchasers listed on Annex 1 thereto. (Incorporated herein by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 1995).

13.1 Annual Report to Stockholders of the Company for the fiscal year ended November 7, 1998 (including attachment thereto).

21.1 Subsidiaries of the Company. (Incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 5, 1994).

27             Financial Data Schedule.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on February 2, 1999.

                                    CHIC BY H.I.S, INC.

                                    By  /s/ Daniel Rubin
                                        ----------------------
                                        (Daniel Rubin)
                                        Chairman of the Board and
                                          Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                      Capacity                       Date
---------                      --------                       ----

/s/ Daniel Rubin               Co-Chairman of the Board,      February 2, 1999
----------------
(Daniel Rubin)                 Chief Executive Officer and
                               Director
                               (Principal Executive Officer)

/s/ Arnold Amster              Co-Chairman of the Board,      February 2, 1999
-----------------
(Arnold Amster)                Director

/s/ Christine A. Hadjigeorge   Chief Financial Officer        February 2, 1999
----------------------------   Secretary and Treasurer
(Christine A. Hadjigeorge)     (Principal Financial Officer)

/s/ Peter Brown                Director                       February 2, 1999
---------------
(Peter Brown)

/s/ Michael Conroy             Director                       February 2, 1999
------------------
(Michael Conroy)

Signature                      Capacity                       Date
---------                      --------                       ----

/s/ Herbert Denton             Director                       February 2, 1999
------------------
(Herbert Denton)

/s/ Richard K. Howe            Director                       February 2, 1999
-------------------
(Richard K. Howe)

/s/ Roland L. Kimberlin        Director                       February 2, 1999
-----------------------
(Roland L. Kimberlin)

/s/ Mark Metzger               Director                       February 2, 1999
----------------
(Mark Metzger)

/s/ Kenneth Zimmerman          Director                       February 2, 1999
---------------------
(Kenneth Zimmerman)

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders of
Chic by H.I.S., Inc. and Subsidiaries


The audits referred to in our report dated January 7, 1999, relating to the consolidated financial statements of Chic by H.I.S., Inc. and Subsidiaries, which is referred to in Item S of this Form 10-K, included the audit of the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



BDO Seidman, LLP

New York, New York
January 7, 1999

                               CHIC BY H.I.S, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)





YEAR ENDED
NOVEMBER 2, 1996
COLUMN A                COLUMN B       COLUMN C      COLUMN D      COLUMN E
----------------------  -----------    ----------    -----------   -----------
                        BALANCE AT                                 BALANCE
                        BEGINNING OF                               AT END OF
DESCRIPTION                PERIOD      ADDITIONS     DEDUCTIONS      PERIOD
----------------------  -----------    ----------    -----------   -----------


RESERVE FOR
  UNCOLLECTIBLE ACCOUNTS
  AND RETURNS AND
  ALLOWANCES                $371            $0            $246         $125
                        =========      =========     ===========   ==========


YEAR ENDED
NOVEMBER 1, 1997
COLUMN A                COLUMN B       COLUMN C      COLUMN D     COLUMN E
----------------------  -----------    ----------    -----------   -----------
                        BALANCE AT                                 BALANCE
                        BEGINNING OF                               AT END OF
DESCRIPTION                PERIOD      ADDITIONS     DEDUCTIONS      PERIOD
----------------------  -----------    ----------    -----------   -----------



RESERVE FOR
  UNCOLLECTIBLE ACCOUNTS
  AND RETURNS AND
  ALLOWANCES                $125           $65              $0         $190
                        =========      =========     ===========  ===========


YEAR ENDED
NOVEMBER 7, 1998
COLUMN A                COLUMN B       COLUMN C      COLUMN D      COLUMN E
----------------------  -----------    ----------    -----------   -----------
                        BALANCE AT                                 BALANCE
                        BEGINNING OF                               AT END OF
DESCRIPTION                PERIOD      ADDITIONS     DEDUCTIONS      PERIOD
----------------------  -----------    ----------    -----------   -----------


RESERVE FOR
  UNCOLLECTIBLE ACCOUNTS
  AND RETURNS AND
  ALLOWANCES                $190           $47              $0         $237
                        =========      =========     ===========   ===========