Form 10-Q
period 1999-02-06
CHIC BY H I S INC
filed 1999-03-19
CIK 895519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended February 6, 1999
                           Commission File No. 1-11722


                               CHIC BY H.I.S, INC.
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                              13-3494627
------------------------                                    -----------------
(State of Incorporation)                                    (I.R.S. Employer
                                                           Identification No.)

1372 Broadway, New York, New York                                     10018
---------------------------------------                             ---------
(Address of principal executive offices)                            (Zip Code)


           (212) 302-6400
-----------------------------
Registrant's telephone number,
including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes X No ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




                                                                   Shares
          Date                     Class                         Outstanding
      -----------          ---------------------                 -----------
     March 16, 1999     Common Stock, $.01 Par Value              9,870,793

                               CHIC BY H.I.S, INC.

                                      INDEX
                           ---------------------------



                                                                         Page
                                                                         ----



Part I.  Financial Information

         Item 1:  Financial Statements (unaudited, except as noted):

                  Consolidated Balance Sheets at
                     February 6, 1999 and November 7, 1998 (audited)      3

                  Consolidated Statements of Operations
                     for the thirteen weeks ended February 6,
                     1999 and January 31, 1998                            4

                  Consolidated Statements of Cash Flows
                     for the thirteen weeks ended February 6,
                     1999 and January 31, 1998                            5

                  Consolidated Statements of Stockholders'
                     Equity for the thirteen weeks ended
                     February 6, 1999 and January 31, 1998                6

                  Notes to Consolidated Financial Statements             7-8

         Item 2:  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         9-12

Part II. Other Information

         Item 5:  Special Note Regarding Forward-Looking Statements    13-15

         Item 6:  Exhibits and Reports on Form 8-K                       16


                  Signature Page                                         17

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES



                           CONSOLIDATED BALANCE SHEETS



                                                                                       Feb. 6, 1999             Nov. 7, 1998
(In thousands)                                                                          (Unaudited)               (Audited)
============================================================================================================================
Assets
    Current:
          Cash and cash equivalents                                                    $    7,895                 $   3,623
          Accounts receivable - net of reserve for possible losses                         29,012                    27,242
          Inventories                                                                      85,829                    74,167
          Deferred income taxes                                                             4,507                     3,549
          Prepaid expenses and other current assets                                         5,070                     2,974
----------------------------------------------------------------------------------------------------------------------------
                Total Current Assets                                                      132,313                   111,555
----------------------------------------------------------------------------------------------------------------------------

     Property, Plant and Equipment, at cost less accumulated
                depreciation and amortization                                              58,992                    58,680
     Deferred tax asset                                                                     4,557                     4,557
     Other Assets                                                                           1,914                     2,283
----------------------------------------------------------------------------------------------------------------------------
                                                                                       $  197,776                 $ 177,075
============================================================================================================================

Liabilities and Stockholders' Equity
     Current:
           Revolving bank loan                                                         $   31,657                 $  21,381
           Foreign bank debt                                                                7,133                         -
           Current maturities of long-term debt                                             4,523                     2,395
           Obligations under capital leases                                                   544                       613
           Accounts payable                                                                15,547                    12,466
           Accrued liabilities:
                Payroll, payroll taxes and commissions                                      7,337                     5,759
                Income taxes                                                                1,109                     1,874
                Restructuring and special charges                                           1,798                     2,383
                Other                                                                       4,043                     3,551
----------------------------------------------------------------------------------------------------------------------------
                      Total current liabilities                                            73,691                    50,422
----------------------------------------------------------------------------------------------------------------------------
      Non-current:
           Long-term debt                                                                  44,800                    44,850
           Pension liability                                                               11,982                    11,982
           Obligations under capital leases                                                 1,072                     1,186
----------------------------------------------------------------------------------------------------------------------------
                     Total non-current liabilities                                         57,854                    58,018
----------------------------------------------------------------------------------------------------------------------------
Minority interest                                                                           9,413                     9,164
----------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
     Preferred stock, $.01 par value - shares authorized 10,000,000;
           none issued                                                                          -                         -
    Common stock, $.01 par value - 25,000,000 shares authorized;
           9,870,793 and 9,870,793 issued and outstanding                                      98                        98
     Paid-in capital                                                                      106,304                   106,275
     Retained earnings (deficit)                                                          (36,136)                  (34,249)
     Foreign currency translation adjustment                                               (1,466)                     (671)
     Excess of additional pension liability over intangible pension asset                 (11,982)                  (11,982)
----------------------------------------------------------------------------------------------------------------------------
                     Stockholders' Equity                                                  56,818                    59,471
----------------------------------------------------------------------------------------------------------------------------
                                                                                       $  197,776                 $ 177,075
============================================================================================================================



                 See notes to consolidated financial statements.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES





                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                   Thirteen weeks          Thirteen weeks
                                                                                 ended February 6,      ended January 31,
(In Thousands, except share and per share amounts)                                     1999                     1998
===========================================================================================================================
Net sales                                                                            51,228                   64,245
Cost of goods sold                                                                   36,857                   47,680
---------------------------------------------------------------------------------------------------------------------------
     Gross profit                                                                    14,371                   16,565
Licensing revenues                                                                      637                      597
---------------------------------------------------------------------------------------------------------------------------
                                                                                     15,008                   17,162
Selling, general and administrative expenses                                         13,541                   11,907
---------------------------------------------------------------------------------------------------------------------------
     Operating income                                                                 1,467                    5,255
Interest and finance costs                                                           (1,517)                    (883)
---------------------------------------------------------------------------------------------------------------------------
     Income (loss) before provision for income taxes, minority
               interest and extraordinary item                                          (50)                   4,372
Provision for income taxes                                                            1,200                    1,932
---------------------------------------------------------------------------------------------------------------------------
     Income (loss) before minority interest and extraordinary item                   (1,250)                   2,440
Minority interest                                                                       637                      924
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                    (1,887)                   1,516
---------------------------------------------------------------------------------------------------------------------------

Net income (loss) per common share:
     Basic                                                                           ($ .19)                   $ .15
     Diluted                                                                         ($ .19)                   $ .15

Weighted average number of common shares and share equivalents outstanding
     Basic                                                                        9,870,793                9,787,868
     Diluted                                                                      9,870,793                9,895,017
==========================================================================================================================




                 See notes to consolidated financial statements.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                      Thirteen Weeks Ended
------------------------------------------------------------------------------------------------------------------
                                                                                    February 6,    January 31,
(In Thousands)                                                                         1999           1998
==================================================================================================================
Cash flows from operating activities:
Net income (loss)                                                                 ($ 1,887)       $ 1,516
------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Minority interest                                                                 637            924
     Depreciation and amortization                                                   1,036          1,266
     Deferred income taxes                                                            (958)           253
Decrease (increase) in:
     Accounts receivable                                                            (1,770)        (2,635)
     Inventories                                                                   (11,662)          (385)
     Prepaid expenses and other current assets                                      (2,096)        (1,028)
     Other assets                                                                      369           (670)
Increase (decrease) in:
     Accounts payable                                                                3,081         (3,196)
     Accrued liabilities                                                               718           (680)
------------------------------------------------------------------------------------------------------------------
          Total adjustments                                                        (10,645)        (6,151)
------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                    (12,532)        (4,635)
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Purchase of property, plant and equipment                                          (1,550)        (3,259)
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Increase in loans under revolving line of credit                                    10,276          8,500
Increase in foreign bank debt                                                        7,133            888
Increase in short-term notes payable                                                 3,336              -
Repayment of long-term debt                                                         (1,190)             -
Proceeds from the issuance of common stock                                               -            134
Short-swing profits                                                                     29              -
Principal payments under capitalized lease obligations                                (184)          (202)
Retirement of capitalized lease obligation                                               -           (175)
------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities                       19,400          9,145
------------------------------------------------------------------------------------------------------------------
          Increase (decrease) in cash and cash equivalents                           5,318          1,251
------------------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                                    (1,046)        (1,166)
Cash and cash equivalents, beginning of period                                       3,623          7,395
Cash and cash equivalents, end of period                                           $ 7,895        $ 7,480
==================================================================================================================





                      See notes to consolidated financial statements.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES



                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                                                       Excess of
                                                                                                                     additional
                                                                                                                       pension
                                                                                                                      liability
                                                                                                       Foreign          over
                                                                                      Retained        currency       intangible
                                                         Common        Paid-in        earnings       translation       pension
(In Thousands)                              Total        stock         capital       (deficit)       adjustment         asset
--------------------------------------------------------------------------------------------------------------------------------
Balance, November 1, 1997                $ 89,068       $  99       $ 105,590       ($ 6,299)        $   332          ($ 10,654)
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
    Net income                              1,516           -               -           1,516              -                  -
    Foreign currency translation
    adjustment                              (578)           -               -               -          (578)                  -
--------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                    938           -               -           1,516          (578)                  -
--------------------------------------------------------------------------------------------------------------------------------
Stock options exercised                       134           -             134               -              -                  -
--------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1998                $ 90,140       $  99       $ 105,724       ($ 4,783)       ($  246)          ($ 10,654)
================================================================================================================================

Balance, November 7, 1998                $ 59,471       $  98       $ 106,275       ($34,249)       ($  671)          ($ 11,982)
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net loss                             (1,887)           -               -         (1,887)             -                   -
    Foreign currency translation
    adjustment                              (795)           -               -               -          (795)                  -
--------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                (2,682)           -               -         (1,887)          (795)                  -
--------------------------------------------------------------------------------------------------------------------------------
Short-swing Section 16(b) profits              29           -              29              -              -                   -
--------------------------------------------------------------------------------------------------------------------------------
Balance, February 6, 1999                $ 56,818      $   98       $ 106,304      $ (36,136)        $(1,466)          $ (11,982)
================================================================================================================================






                 See notes to consolidated financial statements.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           =========================================================




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



2. Inventories.

Inventories consist of the following:


(In Thousands)              February 6, 1999              November 7, 1998
--------------------------------------------------------------------------------
Raw Materials                  $  11,891                     $  9,159
Work-in-process                   19,192                       12,966
Finished Goods                    54,745                       52,042
--------------------------------------------------------------------------------
                               $  85,829                     $  74,167
================================================================================

3.  Asset Purchase Agreement

In January 1999, the Company purchased certain assets, including inventory, tradenames and sales orders, of Stuffed Shirt, Inc. ("Stuffed Shirt") for $4.3 million. The purchase price was payable $1 million at closing, with the balance payable within 90 days of the closing date.


4.      Recent Accounting Standards

In June 1997, the Financial Accounting Standards Board issued two new disclosure standards, which are effective for fiscal periods beginning after December 15, 1997. Results of operations and financial position were unaffected by implementation of these new standards.

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivative contracts at their fair values, as either assets or liabilities on the balance sheet. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

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

The following table sets forth selected operating data as a percentage of net sales for the periods indicated.



                                                                                         Thirteen Weeks Ended
                                                                                       February 6,   January 31,
                                                                                         1999        1998
Net Sale
   United States                                                                         51.1         63.7
   Europe                                                                                48.9         36.3
------------------------------------------------------------------------------------------------------------------------
   Consolidated                                                                         100.0        100.0
------------------------------------------------------------------------------------------------------------------------
Gross margin
   United States                                                                         12.1         15.8
   Europe                                                                                44.7         43.3
------------------------------------------------------------------------------------------------------------------------
   Consolidated                                                                          28.5         25.8
------------------------------------------------------------------------------------------------------------------------
Licensing revenues                                                                        1.2           .9
------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                                             26.4         18.5
------------------------------------------------------------------------------------------------------------------------
Operating income                                                                          2.9          8.2
------------------------------------------------------------------------------------------------------------------------
Interest and finance costs                                                               (3.0)        (1.4)
------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income taxes and minority interest                     (.1)         6.8
------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                               (2.3)        (3.0)
------------------------------------------------------------------------------------------------------------------------
Minority interest                                                                        (1.2)        (1.4)
------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                        (3.6)         2.4
========================================================================================================================

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES



The following discussion provides information and analysis of the results of operations of the Company for the thirteen weeks ended February 6, 1999 and January 31, 1998 and its liquidity and capital resources.

Thirteen Weeks ended February 6, 1999 (the "1999 First Quarter") Compared to Thirteen Weeks ended January 31, 1998 (the "1998 First Quarter")

     Net Sales. Net sales for the 1999 First Quarter decreased $13.0 million, or 20.3%, from $64.2 million for the 1998 First Quarter to $51.2 million. United States sales decreased by $14.8 million, or 36.1%, to $26.2 million primarily due to a decrease in unit sales volume. As of February 6, 1999, The Company had a total backlog of confirmed domestic purchase orders of $72.5 million, a decrease of 5.1% compared to $76.4 million as of January 31, 1998. In the 1999 First Quarter, European sales increased by .7 million deutsche marks, or 1.7%, to 42.1 million deutsche marks. When converted using the prevailing currency exchange rate, the European sales translated into an increase of $1.8 million, or 7.5%, to $25.1 million for the 1999 First Quarter. As of February 6, 1999, the Company had a total backlog of confirmed European purchase orders of 53.8 million deutsche marks, a decrease of 14.5% compared to 62.9 million deutsche marks as of January 31, 1998. The confirmed European backlog, when converted into U.S. currency at the then prevailing rate, was $31.1 million, a decrease of 10.0% compared to $34.6 million on January 31, 1998.

     The Company's backlog consists of confirmed purchase contracts. Substantially all of the unfilled orders are expected to be shipped within 12 months. The Company believes that in the past it has shipped at least 95% of its confirmed purchase contracts. The Company has not generally experienced difficulty in filling orders on a timely basis.

     Gross  Profit.  Gross  profit for the 1999  First  Quarter  decreased  $2.2 million, or 13.2%, from $16.6 million in the 1998 First Quarter to $14.4 million, although gross margin increased from 25.8% to 28.0% due to the higher proportionate contribution of European sales. United States gross profit decreased $3.3 million from $6.5 million for the 1998 First Quarter to $3.2 million, while the gross margin decreased from 15.8% to 12.1%. The decrease in gross profit in the United States was primarily due to the decrease in sales volume, while the decrease in gross margin is primarily due to the decrease in the average unit selling price and product mix. European gross margin increased from 43.3% in the 1998 First Quarter to 44.7% primarily due to product mix.

     Licensing Revenues. Licensing revenues remained relatively flat for the 1999 First Quarter at $.6 million, as compared to the 1998 First Quarter.

     SG&A Expenses. Selling, general and administrative expenses increased $1.6 million, or 13.7%, to $13.5 million for the 1999 First Quarter primarily due to increased European selling and administrative expenses of $2.1 million which were partially offset by a decrease in domestic operating expenses of $.5 million. The increase in European operating expenses is primarily due to the re-negotiation of certain regional salesmen's compensation arrangements, the timing of advertising and trade shows and the accrual of an estimated year-end bonus. The decrease in domestic operating expenses reflects the Company's cost reduction efforts.

     Operating Income. Operating income for the 1999 First Quarter decreased $3.8 million from $5.3 million in the 1998 First Quarter to $1.5 million, primarily due to the decrease in sales and the increase in selling, general and administrative expenses.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES



     Interest and Finance Costs. Interest and finance costs increased $.6 million or 71.2%, from $.9 million for the 1998 First Quarter to $1.5 million for the 1999 First Quarter. The increase in interest cost was due to higher outstanding borrowings at higher average interest rates for the period.

     Income Taxes. The provision for income taxes for the 1999 First Quarter was $1.2 million as compared to $1.9 million for the 1998 First Quarter as a result of the decrease in income and the increase in the valuation allowance against the domestic deferred tax asset to the extent its realization is uncertain.

Liquidity and Capital Resources

     The Company's principal capital requirements have been to fund working capital needs and capital expenditures. The Company has historically relied primarily on internally generated funds, trade credit, bank borrowings and other debt offerings to finance these needs.

          In the 1999 First Quarter, net cash of $12.5 million was used in operations, as compared to $4.6 million in the 1998 First Quarter. The net cash used in operations was primarily attributable to the net loss for the period, the increase in accounts receivables and inventories, which was partially offset by the increase in accounts payable and accrued expenses. The changes in accounts receivable, inventories and accounts payable are primarily attributable to the decrease and timing of sales in the period, as well as the purchase of approximately $4.5 million of inventory from Stuffed Shirt, Inc. ("Stuffed Shirt"). The increase in accounts payable is primarily due to the timing of inventory purchases.

     Net cash of $1.5 million was used in investing activities in the 1999 First Quarter, as compared to $3.3 million in the 1998 First Quarter. Cash used in investing activities was primarily attributable to the construction of manufacturing facilities and acquisition of equipment. The Company is continuing to develop its manufacturing facilities in Mexico and has a laundry facility under construction. The construction of the laundry is expected to require an investment of approximately $8 million in fiscal 1999, to be financed primarily through bank borrowing.

     Net cash provided by financing activities was $19.4 million in the 1999 First Quarter, as compared to $9.1 million in the 1998 First Quarter. The cash provided by financing activities in the 1999 First Quarter was primarily attributable to a $10.3 million increase in the Company's borrowings against its domestic credit facilities, $7.1 million increase in foreign bank debt and $3.3 million increase in short-term notes payable to the principal stockholders of Stuffed Shirt for the purchase of certain assets of the company, which was partially offset by the repayment of current maturities of foreign long-term debt of $1.1 million.

     As of February 6, 1999, the Company had a $60 million domestic credit agreement providing a $40 million revolving line of credit and $20 million term loan, of which $51.7 million was outstanding. In addition, the Company had $24.7 million of IRBs outstanding at February 6, 1999. The Company also has foreign financing agreements with two banks providing term loans aggregating 2.3 million deutsche marks (approximately $1.3 million, based on the February 6, 1999 foreign currency exchange rate) and lines of credit aggregating 58 million deutsche marks (approximately $33.6 million, based on the February 6, 1999 foreign currency exchange rate). Approximately $7.1 million was outstanding against the foreign lines of credit as of February 6, 1999.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES




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


          Leverage and Financial Covenants. Although debt and equity transactions have improved the Company's operating and financial flexibility, the Company continues to have indebtedness that could adversely affect its ability to respond to changing business and economic conditions. At February 6, 1999, the Company had an aggregate of approximately $89.7 million of indebtedness (including capital leases) outstanding and the Company's stockholders' equity was approximately $56.8 million. The Company's credit agreements contain covenants that impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, create liens, sell assets, engage in mergers or acquisitions and pay dividends. The Company has amended the terms of its domestic credit agreement to provide seasonal increases in its revolving credit facility and amend certain covenants with which the Company was not in compliance as of February 6, 1999.

 The Year 2000

          The Company continues to assess the potential impact of the Year 2000 ("Y2K") computer processing issue on its management and information systems. The Company believes that it has a prudent approach in place to address these issues and monitor remedial action. The approach includes: an assessment of internal programs and equipment; communication with major customers and vendors with respect to the state of readiness of their systems; an evaluation of facility related issues and the development of a contingency plan. This approach is designed to maintain an uninterrupted supply of goods and services to/from the Company.

     The Company is incorporated Y2K programming modifications with an overall upgrade in its computer programming language. While this project involves a significant effort from its programming staff, the Company believes that it is on schedule for a timely completion. All programs are expected to be reviewed, remediated and converted by mid-1999. The Company is also in the process of assessing all hardware components and is not aware of any material investment required for its mainframe and critical hardware equipment to be Y2K compliant.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES



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

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES




        Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

                     (a)      Exhibits

                              None

                     (b)      Reports on Form 8-K

                              None

                                    SIGNATURE




        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                                    CHIC BY H.I.S, INC.



Dated:  March 16, 1999                       By: /s/ Daniel Rubin
                                                 --------------------------
                                                    Daniel Rubin
                                                    Chief Executive Officer





Dated:  March 16, 1999                       By: /s/ Christine A. Hadjigeorge
                                                 ------------------------------
                                                     Christine A. Hadjigeorge
                                                     Chief Financial Officer