Form 10-Q
period 1999-05-08
CHIC BY H I S INC
filed 1999-06-22
CIK 895519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Quarter Ended May 8, 1999
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


                                                          Yes X           No
                                                             ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




                                                                   Shares
           Date                    Class                        Outstanding
     -------------      ----------------------------            -----------
     June 16, 1999      Common Stock, $.01 Par Value             9,870,793

                               CHIC BY H.I.S, INC.

                                      INDEX



                                                                         Page
                                                                         ----



Part I.    Financial Information

           Item 1:    Financial Statements (unaudited, except as noted):

                      Consolidated Balance Sheets at
                         May 8, 1999 and November 7, 1998 (audited)        3

                      Consolidated Statements of Operations
                         for the twenty-six weeks ended May 8,
                         1999 and May 2, 1998                              4

                      Consolidated Statements of Operations
                         for the thirteen weeks ended May 8,
                         1999 and May 2, 1998                              5

                      Consolidated Statements of Cash Flows
                         for the twenty-six weeks ended May 8,
                         1999 and May 2, 1998                              6

                      Consolidated Statements of Stockholders'
                         Equity for the twenty-six weeks ended
                         May 8, 1999 and May 2                             7

                      Notes to Consolidated Financial Statements          8-9

           Item 2:    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations      10-14

Part II.   Other Information

           Item 5:    Special Note Regarding Forward-Looking Statements  15-17

           Item 6:    Exhibits and Reports on Form 8-K                     18


                      Signature Page                                       19

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                                                                        May 8, 1999         Nov. 7, 1998
(In thousands)                                                                          (Unaudited)         (Audited)
-------------------------------------------------------------------------------------------------------------------------

Assets
  Current:
      Cash and cash equivalents                                                         $  5,836            $  3,623
      Accounts receivable - net of reserve for possible losses                            33,218              27,242
      Inventories                                                                         70,855              74,167
      Deferred income taxes                                                                3,592               3,549
      Prepaid expenses and other current assets                                            6,962               2,974

-------------------------------------------------------------------------------------------------------------------------
           Total Current Assets                                                          120,463             111,555
-------------------------------------------------------------------------------------------------------------------------
  Property, Plant and Equipment, at cost less accumulated
     depreciation and amortization                                                        61,433              58,680
  Deferred tax asset                                                                       4,557               4,557
  Other Assets                                                                             2,361               2,283
-------------------------------------------------------------------------------------------------------------------------
                                                                                        $188,814            $177,075
-------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
  Current:
     Revolving bank loan                                                                $ 35,814            $ 21,381
     Foreign bank debt                                                                     8,785                  --
     Current maturities of long-term debt                                                  1,202               2,395
     Obligations under capital leases                                                        470                 613
     Accounts payable                                                                     11,521              12,466
     Accrued liabilities:
        Payroll, payroll taxes and commissions                                             6,936               5,759
        Income taxes                                                                       1,355               1,874
        Restructuring and special charges                                                  1,191               2,383
        Other                                                                              4,568               3,551
-------------------------------------------------------------------------------------------------------------------------
               Total current liabilities                                                  71,842              50,422
-------------------------------------------------------------------------------------------------------------------------
  Non-current:
     Long-term debt                                                                       44,285              44,850
     Pension liability                                                                    11,982              11,982
     Obligations under capital leases                                                        963               1,186
-------------------------------------------------------------------------------------------------------------------------
               Total non-current liabilities                                              57,230              58,018
-------------------------------------------------------------------------------------------------------------------------
Minority interest                                                                          7,013               9,164
-------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
  Preferred stock, $.01 par value -shares authorized 10,000,000; none
     issued                                                                                   --                  --
  Common stock, $.01 par value - 25,000,000 shares authorized;
     9,870,793 and 9,870,793 issued and outstanding                                           98                  98

  Paid-in capital                                                                        106,304             106,275
  Retained earnings (deficit)                                                            (40,449)            (34,249)
  Foreign currency translation adjustment                                                 (1,242)               (671)
  Excess of additional pension liability over intangible pension asset                   (11,982)            (11,982)
-------------------------------------------------------------------------------------------------------------------------
           Stockholders' Equity                                                           52,729              59,471
-------------------------------------------------------------------------------------------------------------------------
                                                                                       $ 188,814           $ 177,075
-------------------------------------------------------------------------------------------------------------------------


                See notes to consolidated financial statements.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                                             Twenty-six weeks          Twenty-six weeks
                                                                                ended May 8,             ended May 2,
(In Thousands, except share and per share amounts)                                1999                    1998
-------------------------------------------------------------------------------------------------------------------------


Net sales                                                                        121,239                  133,072
Cost of goods sold                                                                92,267                  101,729
-------------------------------------------------------------------------------------------------------------------------
     Gross profit                                                                 28,972                   31,343
Licensing revenues                                                                 1,416                    1,261
-------------------------------------------------------------------------------------------------------------------------
                                                                                  30,388                   32,604
Selling, general and administrative expenses                                      30,810                   29,147
Restructuring and special charges                                                     --                   24,125
-------------------------------------------------------------------------------------------------------------------------
     Operating loss                                                                 (422)                 (20,668)
Interest and finance costs                                                        (3,464)                  (1,987)
Other expense, net                                                                    --                   (1,104)
-------------------------------------------------------------------------------------------------------------------------
     Loss before provision for income taxes, minority
        interest and extraordinary item                                           (3,886)                 (23,759)
Benefit (provision) for income taxes                                              (1,536)                   3,270
-------------------------------------------------------------------------------------------------------------------------
     Loss before minority interest and extraordinary item                         (5,422)                 (20,489)
Minority interest                                                                   (778)                  (1,198)
-------------------------------------------------------------------------------------------------------------------------
Net loss                                                                          (6,200)                 (21,687)
-------------------------------------------------------------------------------------------------------------------------

Net loss per common share:
     Basic                                                                    ($      .63)             ($    2.18)
     Diluted                                                                  ($      .63)             ($    2.18)

Weighted average number of common shares and share equivalents outstanding
     Basic                                                                      9,870,793               9,928,393
     Diluted                                                                    9,870,793               9,928,393
-------------------------------------------------------------------------------------------------------------------------



                 See notes to consolidated financial statements

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                   Thirteen weeks        Thirteen weeks
                                                                                   ended May 8,          ended May 2,
(In Thousands, except share and per share amounts)                                    1999                  1998
-------------------------------------------------------------------------------------------------------------------------

Net sales                                                                              70,011              68,828
Cost of goods sold                                                                     55,410              54,049
-------------------------------------------------------------------------------------------------------------------------
     Gross profit                                                                      14,601              14,779
Licensing revenues                                                                        779                 664
-------------------------------------------------------------------------------------------------------------------------
                                                                                       15,380              15,443
Selling, general and administrative expenses                                           17,269              17,240
Restructuring and special charges                                                          --              24,125
-------------------------------------------------------------------------------------------------------------------------
     Operating loss                                                                    (1,889)            (25,922)
Interest and finance costs                                                             (1,947)             (1,104)
Other expense, net                                                                         --              (1,104)
-------------------------------------------------------------------------------------------------------------------------
 Loss before provision for income taxes, minority interest and
      extraordinary item                                                               (3,836)            (28,130)
Benefit (provision) for income taxes                                                     (336)              5,202
-------------------------------------------------------------------------------------------------------------------------
      Loss before minority interest and extraordinary item                             (4,172)            (22,928)
Minority interest                                                                        (141)               (275)
Net loss                                                                               (4,313)            (23,203)
-------------------------------------------------------------------------------------------------------------------------

Net loss per common share:
     Basic                                                                         ($     .44)         ($    2.34)
     Diluted                                                                       ($     .44)         ($    2.34)

Weighted average number of common shares and share equivalents outstanding
     Basic                                                                          9,870,793           9,928,393
     Diluted                                                                        9,870,793           9,928,393
-------------------------------------------------------------------------------------------------------------------------



                 See notes to consolidated financial statements

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                    Twenty-six weeks ended
-------------------------------------------------------------------------------------------------------------------------

                                                                                    May 8, 1999            May 2, 1998
-------------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
Net loss                                                                            $ (6,200)              $ (21,687)
-------------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net loss to net cash used in operating activities:
     Minority interest                                                                   778                   1,198
     Non-cash restructuring and special charges                                            -                  13,680
     Gain on sale of property and equipment                                                -                  (1,838)
     Depreciation and amortization                                                     2,069                   2,448
     Deferred income taxes                                                               (43)                 (5,548)
Decrease (increase) in:
     Accounts receivable                                                              (5,976)                   (949)
     Inventories                                                                       3,312                    (825)
     Prepaid expenses and other current assets                                        (3,988)                 (2,626)
     Other assets                                                                        (78)                   (670)
Increase (decrease) in:
     Accounts payable                                                                   (945)                  1,937
     Accrued liabilities                                                                 483                   3,604
-------------------------------------------------------------------------------------------------------------------------
          Total adjustments                                                           (4,388)                 10,411
-------------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                      (10,588)                (11,276)
-------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchase of property, plant and equipment                                        (4,460)                 (5,101)
     Proceeds from the sale of fixed assets                                                -                   3,042
-------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                       (4,460)                 (2,059)
-------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Increase in loans under revolving line of credit                                 14,433                  12,700
     Increase in foreign bank debt                                                     8,785                   1,296
     Repayment of long-term debt                                                      (1,585)                    (83)
     Principal payments under capitalized lease obligations                             (367)                   (447)
     Retirement of capitalized lease obligation                                            -                    (175)
     Proceeds from the issuance of common stock                                            -                     960
     Proceeds from short swing profits                                                    29                     119
     Dividend payment - shareholder rights redemption                                      -                     (99)
     Dividend payment - minority interest                                             (1,955)                 (2,310)
-------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                   19,340                  11,961
-------------------------------------------------------------------------------------------------------------------------
          Increase (decrease) in cash and cash equivalents                             4,292                  (1,374)
-------------------------------------------------------------------------------------------------------------------------

Effect of exchange rates on cash                                                      (2,079)                   (807)
Cash and cash equivalents, beginning of period                                         3,623                   7,395
Cash and cash equivalents, end of period                                            $  5,836                 $ 5,214
-------------------------------------------------------------------------------------------------------------------------



                 See notes to consolidated financial statements.

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES




                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                                       Excess of
                                                                                                                       additional
                                                                                                                        pension
                                                                                                                       liability
                                                                                                         Foreign          over
                                                                                      Retained          currency       intangible
                                                          Common     Paid-in          earnings         translation       pension
(In Thousands)                              Total         stock      capital          (deficit)         adjustment       asset
------------------------------------------------------------------------------------------------------------------------------------

Balance, November 1, 1997                   $ 89,068      $  99      $ 105,590        ($ 6,299)          $ 332         ($ 10,654)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss):
     Net loss                                (21,687)         -              -         (21,687)              -                  -
     Foreign currency
       translation adjustment                   (899)         -              -                -          (899)                  -
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                   (22,586)         -              -         (21,687)          (899)                  -
(loss)
------------------------------------------------------------------------------------------------------------------------------------
Stock options exercised                          960          -            960                -              -                  -
------------------------------------------------------------------------------------------------------------------------------------
Short-swing Section 16(b)                        118          -            118                -              -                  -
profits
------------------------------------------------------------------------------------------------------------------------------------
Dividends                                        (99)         -            (99)               -               -                 -
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1998                   $ 67,461      $  99      $ 106,569       ($ 27,986)         ($ 567)        ($ 10,654)
------------------------------------------------------------------------------------------------------------------------------------

Balance, November 7, 1998                   $ 59,471      $  98      $ 106,275       ($ 34,249)         ($ 671)        ($ 11,982)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss):
     Net loss                                 (6,200)         -              -          (6,200)               -                 -
     Foreign currency
       translation adjustment                   (571)         -              -                -           (571)                 -
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                    (6,771)         -              -          (6,200)           (571)                 -
(loss)
------------------------------------------------------------------------------------------------------------------------------------
    Short-swing Section 16(b)                     29          -             29                -               -                 -
profits
------------------------------------------------------------------------------------------------------------------------------------
Balance, February 6, 1999                   $ 52,729      $  98      $ 106,304       $ (40,449)       $( 1,242)        $ (11,982)
------------------------------------------------------------------------------------------------------------------------------------




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

2. Inventories

Inventories consist of the following:

(In Thousands)               May 8, 1999             November 7, 1998

Raw Materials                 $  8,853                  $  9,159
Work-in-process                 15,914                    12,966
Finished Goods                  46,088                    52,042

                              $ 70,855                  $ 74,167


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

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. "SFAS No. 133 requires companies to recognize all derivative contracts at their fair values, as either assets or liabilities on the balance sheet. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

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




------------------------------------------------------------------------------------------------------------------------------------
                                                                     Twenty-six Weeks Ended             Thirteen Weeks Ended
------------------------------------------------------------------------------------------------------------------------------------

                                                                     May 8, 1999       May 2, 1998      May 8, 1999     May 2, 1998

------------------------------------------------------------------------------------------------------------------------------------
Net sales
   United States                                                           58.0%             61.5%            63.1%           59.4%
   Europe                                                                  42.0              38.5             36.9            40.6
------------------------------------------------------------------------------------------------------------------------------------

   Consolidated                                                           100.0             100.0            100.0           100.0

------------------------------------------------------------------------------------------------------------------------------------

Gross margin
   United States                                                           10.8              11.9              9.9             8.1
   Europe                                                                  42.1              42.1             39.5            41.1
------------------------------------------------------------------------------------------------------------------------------------

   Consolidated                                                            23.9              23.5             20.9            21.5
------------------------------------------------------------------------------------------------------------------------------------

Licensing revenues                                                          1.2               1.0              1.1             1.0
------------------------------------------------------------------------------------------------------------------------------------

Selling, general and administrative expenses                               25.4              21.9             24.7            25.1
------------------------------------------------------------------------------------------------------------------------------------

Restructuring and special charges                                             -              18.1                -            35.1
------------------------------------------------------------------------------------------------------------------------------------

Operating loss                                                             (.3)            (15.5)            (2.7)           (37.7)
------------------------------------------------------------------------------------------------------------------------------------

Interest and finance costs                                                (2.9)             (1.5)            (2.8)            (1.6)
------------------------------------------------------------------------------------------------------------------------------------

Other expense                                                                 -              (.8)                -            (1.6)
------------------------------------------------------------------------------------------------------------------------------------

Loss before provision for income taxes, minority interest and             (3.2)            (17.8)            (5.5)           (40.9)
extraordinary item
------------------------------------------------------------------------------------------------------------------------------------

Benefit (provision) for income taxes                                      (1.3)               2.4             (.5)             7.6
------------------------------------------------------------------------------------------------------------------------------------

Minority interest                                                          (.6)              (.9)             (.2)             (.4)
------------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                 (5.1)%           (16.3)%           (6.2)%          (33.7)%
------------------------------------------------------------------------------------------------------------------------------------


                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


The following discussion provides information and analysis of the results of operations of the Company for the twenty-six and thirteen weeks ended May 8, 1999 and May 2, 1998 and its liquidity and capital resources.

Twenty-six  Weeks ended May 8, 1999  Compared to  Twenty-six  Weeks ended May 2,
1998

          Net Sales. Net sales for the twenty-six weeks ended May 8, 1999 decreased $11.8 million, or 8.9%, from $133.1 million for the twenty-six weeks ended May 2, 1998 to $121.2 million. United States sales decreased by $11.5 million, or 14.1%, to $70.3 million primarily due to a decrease in unit sales volume. As of May 8, 1999, the Company had a total backlog of confirmed domestic purchase orders of $67.0 million, a decrease of 24.8% compared to $89.1 million as of May 2, 1998. In the twenty-six weeks ended May 8, 1999, European sales decreased by 3.3 million deutsche marks, or 3.6%, to 88.8 million deutsche marks. When converted into U.S. currency using the prevailing currency exchange rate, the European sales translated into a decrease of $.3 million, or .6%, to $50.9 million for the twenty-six weeks ended May 8, 1999. As of May 8, 1999, the Company had a total backlog of confirmed European purchase orders of 68.7 million deutsche marks, a decrease of 16.7% compared to 82.5 million deutsche marks as of May 2, 1998. The confirmed European backlog, when converted into U.S. currency at the then prevailing currency exchange rate, was $37.8 million, a decrease of 17.8% compared to $46.0 million on May 2, 1998.

          The Company's backlog consists of confirmed purchase contracts. Substantially all of the unfilled orders are expected to be shipped within 12 months. The Company believes that in the past it has shipped at least 95% of its confirmed purchase contracts. The Company has not generally experienced difficulty in filling orders on a timely basis.

          Gross Profit. Gross profit for the twenty-six weeks ended May 8, 1999 decreased $2.4 million, or 7.6%, from $31.3 million in the twenty-six weeks ended May 2, 1998 to $29.0 million, while gross margin increased from 23.5% to 23.9%. United States gross profit decreased $2.2 million from $9.8 million for the twenty-six weeks ended May 2, 1998 to $7.6 million, while gross margin decreased from 11.9% to 10.8%. The decrease in gross profit and as a percentage of net sales in the United States was primarily due to the decrease in the average unit selling price due to product mix and the increased use of outside contractors. European gross profit decreased $.2 million from $21.6 million for the twenty-six weeks ended May 2, 1998 to $21.4 million, while gross margin remained relatively flat at 42.1% compared to the prior year period.

          Licensing Revenues. Licensing revenues increased $.1 million for the twenty-six weeks ended May 8, 1999 to $1.4 million primarily due to an increase in European licensing revenues of $.3 million.

          SG&A Expenses. Selling, general and administrative expenses increased $1.7 million, or 5.7%, to $30.8 million for the twenty-six weeks ended May 8, 1999 primarily due to increased European selling and administrative expenses related to the re-negotiation of certain regional salesmen's compensation arrangements, the timing of advertising and trade shows and the accrual of an estimated year-end bonus.

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

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


such plant closings may affect the accounting, disclosure and funding of the Company's pension benefit obligation.

          Operating Loss. The operating loss for the twenty-six weeks ended May 8, 1999 decreased $20.2 million from an operating loss of $20.7 million in the twenty-six weeks ended May 2, 1998 to $.4 million, primarily due to the restructuring and special charges recorded in the prior year period, which were partially offset by the decrease in sales and gross profit and the increase in operating expenses.

          Interest and Finance Costs. Interest and finance costs increased $1.5 million or 74.4%, from $2.0 million for the twenty-six weeks ended May 2, 1998 to $3.5 million for the twenty-six weeks ended May 8, 1999. The increase in interest cost was due to higher outstanding borrowings at higher average interest rates for the period.

          Income Taxes. The provision for income taxes for the twenty-six weeks ended May 8, 1999 was $1.5 million as compared to a recovery of $3.3 million for the twenty-six weeks ended May 2, 1998. The increase in the provision is the result of the increase in the valuation allowance against the domestic deferred tax asset to the extent its future realization is uncertain. The deferred tax benefit attributable to the restructuring charge recorded in the twenty-six weeks ended May 2, 1998 was reduced by approximately $4.5 million to the extent its future realization is uncertain.

Thirteen Weeks ended May 8, 1999 (the "1999 Second Quarter") Compared to Thirteen Weeks ended May 2, 1998 (the "1998 Second Quarter")

          Net Sales. Net sales for the 1999 Second Quarter increased $1.2 million, or 1.7%, from $68.8 million for the 1998 Second Quarter to $70.0 million. In the 1999 Second Quarter, United States sales increased by $3.3 million, or 8.0%, to $44.2 million primarily due to an increase in unit sales volume. In the 1999 Second Quarter, European sales decreased by 4.1 million deutsche marks, or 8.1%, to 46.6 million deutsche marks. When converted into U.S. currency using the prevailing currency exchange rate, the European sales translated into a decrease of $2.1 million, or 7.5%, to $25.8 million for the 1999 Second Quarter.

          Gross Profit. Gross profit for the 1999 Second Quarter decreased $.2 million, or 1.2%, from $14.8 million in the 1998 Second Quarter to $14.6 million, while gross margin decreased from 21.5% to 20.9%. United States gross profit increased $1.1 million from $3.3 million for the 1998 Second Quarter to $4.4 million. The increase in gross profit and as a percentage of net sales in the United States was primarily due to the increase in sales volume. European gross profit decreased $1.3 million from $11.5 million for the 1998 Second Quarter to $10.2 million, while gross margin decreased from 41.1% in the 1998 Second Quarter to 39.5% primarily due to product mix.

          Licensing Revenues. Licensing revenues increased $.1 million for the 1999 Second Quarter to $.8 million primarily due to an increase in European licensing revenues of $.3 million.

          SG&A Expenses. Selling, general and administrative expenses remained relatively flat for the 1999 Second Quarter compared to the prior year period.

          Restructuring and Special Charges. In the 1998 Second Quarter, the Company announced its intention to continue to close additional manufacturing facilities in the United States. In connection therewith,

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


the Company recorded restructuring and special charges of $24.1 million consisting of a write-down in the value of related property and equipment, the write-off of operating inefficiencies incurred during the shutdown period and the accrual of estimated costs of disposition. The plant closings resulted in the termination of approximately 1,300 employees. In addition, the downsizing associated with such plant closings may affect the accounting, disclosure and funding of the Company's pension benefit obligation.

          Operating Loss. The operating loss for the 1999 Second Quarter decreased $24.0 million from $25.9 million in the 1998 Second Quarter to $1.9 million, primarily due to the restructuring and special charges recorded in the prior year period.

          Interest and Finance Costs. Interest and finance costs increased $.8 million or 76.3%, from $1.1 million for the 1998 Second Quarter to $1.9 for the 1999 Second Quarter. The increase in interest cost was due to higher outstanding borrowings for the period at higher average interest rates for the period.

          Income Taxes. The provision for income taxes for the 1999 Second Quarter was $.3 million as compared to a recovery of $5.2 million for the 1998 Second Quarter. The increase in the provision is the result of the increase in the valuation allowance against the domestic deferred tax asset to the extent its future realization is uncertain. The deferred tax benefit attributable to the restructuring charge recorded in the 1998 Second Quarter was reduced by approximately $4.5 million to the extent its future realization is uncertain.

Liquidity and Capital Resources

          The Company's principal capital requirements have been to fund working capital needs and capital expenditures. The Company has historically relied primarily on internally generated funds, trade credit, bank borrowings and other debt offerings to finance these needs.

          In the twenty-six weeks ended May 8, 1999, net cash of $10.6 million was used in operations, as compared to $11.3 million in the twenty-six weeks ended May 2, 1998. The net cash used in operations was primarily attributable to the net loss for the period, the increase accounts receivables and other current assets, which was partially offset by the decrease in inventory. The changes in accounts receivable and inventories are primarily attributable to the increase and timing of sales in the period, as well as inventory purchasing controls. The latter was offset by the increase in inventory levels attributable to the purchase of inventory from Stuffed Shirt, Inc.

          Net cash of $4.5 million was used in investing activities in the twenty-six weeks ended May 8, 1999, as compared to $2.0 million in the twenty-six weeks ended May 2, 1998. Cash used in investing activities was primarily attributable to the construction of manufacturing facilities and the acquisition of equipment. The Company is continuing to develop its manufacturing facilities in Mexico and has a laundry facility under construction. The construction of the laundry is expected to require an investment of approximately $8 million in fiscal 1999, to be financed primarily through bank borrowing.

          As of May 8, 1999, the Company had a $60 million domestic credit agreement providing a $40 million revolving line of credit and $20 million term loan, with seasonal increases in the revolving line of credit to $43,000,000 from February through June and to $48,000,000 from July through September of each year. As of May 8, 1999, $55.8 million was outstanding against the domestic credit agreement. In addition, the Company had $24.3 million of IRBs outstanding at May 8, 1999. The Company also has foreign financing agreements with two banks providing term loans aggregating 2.2 million deutsche marks

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


(approximately $1.2 million, based on the May 8, 1999 foreign currency exchange rate) and lines of credit aggregating 58 million deutsche marks (approximately $31.9 million, based on the May 8, 1999 foreign currency exchange rate). Approximately $8.8 million was outstanding against the foreign lines of credit as of May 8, 1999.

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

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


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

     Absence of Dividends. The Company has not, in recent years, paid any cash or other dividends on its Common Stock, and there can be no assurance that the Company will pay cash dividends in the foreseeable future. As a holding company, the ability of the Company to pay dividends is dependent upon the receipt of dividends or other payments from its subsidiaries. The Company's domestic credit agreements contain certain limitations on the Company's ability to pay dividends.

     Leverage and Financial Covenants. Although debt and equity transactions have improved the Company's operating and financial flexibility, the Company continues to have indebtedness that could adversely affect its ability to respond to changing business and economic conditions. At May 8, 1999, the Company had an aggregate of approximately $91.5 million of indebtedness (including capital leases) outstanding and the Company's stockholders' equity was approximately $52.7 million. The Company's credit agreements contain covenants that impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, create liens, sell assets, engage in mergers or acquisitions and pay dividends. As of May 8, 1999, the Company was not in compliance with certain covenants of its domestsic credit agreement for which waivers have been obtained.

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

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES


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










                                              CHIC BY H.I.S, INC.



Dated: June 16, 1999                          By: /s/ Daniel Rubin
                                                  ------------------------------
                                              Daniel Rubin
                                              Chief Executive Officer




Dated:  June 16, 1999                          By: /s/ Christine A. Hadjigeorge
                                                   -----------------------------
                                               Christine A. Hadjigeorge
                                               Chief Financial Officer