Form 10-Q
period 1999-08-07
CHIC BY H I S INC
filed 1999-09-28
CIK 895519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended August 7, 1999
                           Commission File No. 1-11722


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


                                                Yes   X           No
                                                    -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




                                                               Shares
        Date                         Class                  Outstanding
------------------      ----------------------------        -----------
September 10, 1999      Common Stock, $.01 Par Value         9,870,793

                               CHIC BY H.I.S, INC.

                                      INDEX

                             ----------------------

                                                                           Page
                                                                           ----



Part I.  Financial Information

         Item 1:    Financial Statements (unaudited, except as noted):

                    Consolidated Balance Sheets at
                       August 7, 1999 and November 7, 1998 (audited)       3

                    Consolidated Statements of Operations
                       for the thirty-nine weeks ended August 7,
                       1999 and August 1, 1998                             4

                    Consolidated Statements of Operations
                       for the thirteen weeks ended August 7,
                       1999 and August 1, 1998                             5

                    Consolidated Statements of Cash Flows
                       for the thirty-nine weeks ended August 7,
                       1999 and August 1, 1998                             6

                    Consolidated Statements of Stockholders'
                       Equity for the thirty-nine weeks ended
                       August 7, 1999 and August 1, 1998                   7

                    Notes to Consolidated Financial Statements            8-9

         Item 2:    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        10-14

Part II. Other Information

         Item 5:    Special Note Regarding Forward-Looking Statements    15-17

         Item 6:    Exhibits and Reports on Form 8-K                      18


                    Signature Page                                        19

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                     August 7, 1999          Nov. 7, 1998
(In thousands)                                                                        (Unaudited)             (Audited)
--------------------------------------------------------------------------------------------------------------------------------
Assets
    Current:
          Cash and cash equivalents                                                      $ 2,421                $ 3,623
          Accounts receivable - net of reserve for possible losses                        32,324                 27,242
          Inventories                                                                     72,153                 74,167
          Deferred income taxes                                                            3,592                  3,549
          Prepaid expenses and other current assets                                        9,202                  2,974
--------------------------------------------------------------------------------------------------------------------------------
                Total Current Assets                                                     119,692                111,555
--------------------------------------------------------------------------------------------------------------------------------
     Property, Plant and Equipment, at cost less accumulated
          depreciation and amortization                                                   60,644                 58,680
     Deferred income taxes                                                                 4,557                  4,557
     Other Assets                                                                          2,596                  2,283
--------------------------------------------------------------------------------------------------------------------------------
                                                                                       $ 187,489              $ 177,075
--------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
     Current:
           Revolving bank loan                                                          $ 30,506               $ 21,381
           Foreign bank debt                                                               9,384                      -
           Current maturities of long-term debt                                            1,211                  2,395
           Obligations under capital leases                                                  428                    613
           Accounts payable                                                               20,250                 12,466
           Accrued liabilities:
                Payroll, payroll taxes and commissions                                     5,866                  5,759
                Income taxes                                                               1,950                  1,874
               Restructuring and special charges                                             592                  2,383
               Other                                                                       2,590                  3,551
--------------------------------------------------------------------------------------------------------------------------------
                      Total current liabilities                                           72,777                 50,422
--------------------------------------------------------------------------------------------------------------------------------
      Non-current:
           Long-term debt                                                                 43,385                 44,850
           Pension liability                                                              11,982                 11,982
           Obligations under capital leases                                                  870                  1,186
--------------------------------------------------------------------------------------------------------------------------------
                      Total non-current liabilities                                       56,237                 58,018
--------------------------------------------------------------------------------------------------------------------------------
Minority interest                                                                          7,430                  9,164
--------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
     Preferred stock, $.01 par value -shares authorized 10,000,000; none issued                -                      -
     Common stock, $.01 par value - 25,000,000 shares authorized; 9,870,793 and
         9,870,793 issued and outstanding                                                     98                     98
     Paid-in capital                                                                     106,304                106,275
     Retained earnings (deficit)                                                        (42,317)               (34,249)
     Foreign currency translation adjustment                                             (1,058)                  (671)
     Excess of additional pension liability over intangible pension asset               (11,982)               (11,982)
--------------------------------------------------------------------------------------------------------------------------------
                     Stockholders' Equity                                                 51,045                 59,471
--------------------------------------------------------------------------------------------------------------------------------
                                                                                       $ 187,489              $ 177,075
--------------------------------------------------------------------------------------------------------------------------------


                See notes to consolidated financial statements.              -3-

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                               Thirty-nine weeks      Thirty-nine weeks
                                                                                 ended August 7,        ended August 1,
(In Thousands, except share and per share amounts)                                     1999                   1998
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                                173,537                192,968
Cost of goods sold                                                                       132,950                147,484
--------------------------------------------------------------------------------------------------------------------------------
     Gross profit                                                                         40,587                 45,484
Licensing revenues                                                                         1,822                  2,327
--------------------------------------------------------------------------------------------------------------------------------
                                                                                          42,409                 47,811
Selling, general and administrative expenses                                              41,838                 44,206
Restructuring and special charges                                                              -                 24,125
--------------------------------------------------------------------------------------------------------------------------------
     Operating income (loss)                                                                 571                (20,520)
Interest and finance costs                                                                (5,298)                (3,232)
Other expense, net                                                                             -                 (1,104)
--------------------------------------------------------------------------------------------------------------------------------
     Loss before benefit (provision) for income taxes and
        minority interest                                                                 (4,727)               (24,856)
Benefit (provision) for income taxes                                                      (2,220)                 3,409
--------------------------------------------------------------------------------------------------------------------------------
     Loss before minority interest                                                        (6,947)               (21,447)
Minority interest                                                                         (1,121)                (1,611)
--------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                  (8,068)               (23,058)
--------------------------------------------------------------------------------------------------------------------------------

Net loss per common share:
     Basic                                                                                ($ .82)               ($ 2.30)
     Diluted                                                                              ($ .82)               ($ 2.30)

Weighted average number of common shares and share equivalents outstanding
     Basic                                                                             9,870,793             10,030,543
     Diluted                                                                           9,870,793             10,030,543
--------------------------------------------------------------------------------------------------------------------------------


                See notes to consolidated financial statements.              -4-

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                  Thirteen weeks         Thirteen weeks
                                                                                  ended August 7,        ended August 1,
(In Thousands, except share and per share amounts)                                     1999                   1998
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                                 52,298                 59,896
Cost of goods sold                                                                        40,683                 45,755
--------------------------------------------------------------------------------------------------------------------------------
     Gross profit                                                                         11,615                 14,141
Licensing revenues                                                                           406                  1,066
--------------------------------------------------------------------------------------------------------------------------------
                                                                                          12,021                 15,207
Selling, general and administrative expenses                                              11,028                 15,059
--------------------------------------------------------------------------------------------------------------------------------
     Operating income                                                                        993                    148
Interest and finance costs                                                                (1,834)                (1,245)
--------------------------------------------------------------------------------------------------------------------------------
Loss before benefit (provision) for income taxes and
      minority interest                                                                     (841)                (1,097)
Benefit (provision) for income taxes                                                        (684)                   139
--------------------------------------------------------------------------------------------------------------------------------
      Loss before minority interest                                                       (1,525)                  (958)
Minority interest                                                                            342                    413
--------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                 ($1,867)               ($1,371)
--------------------------------------------------------------------------------------------------------------------------------

Net loss per common share:
     Basic                                                                                ($ .19)                ($ .14)
     Diluted                                                                              ($ .19)                ($ .14)

Weighted average number of common shares and share equivalents outstanding
     Basic                                                                             9,870,793             10,030,543
     Diluted                                                                           9,870,793             10,030,543
--------------------------------------------------------------------------------------------------------------------------------


                See notes to consolidated financial statements.              -5-

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      Thirty-nine weeks ended
--------------------------------------------------------------------------------------------------------------------------------

(In Thousands)                                                                      August 7, 1999    August 1, 1998
--------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net loss                                                                                  $  (8,068)        $ (23,058)
--------------------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net loss to net cash used in operating activities:
     Minority interest                                                                        1,121             1,611
     Non-cash restructuring and special charges                                                   -            13,680
     Gain on sale of property and equipment                                                       -            (1,912)
     Depreciation and amortization                                                            2,978             3,436
     Deferred income taxes                                                                      (43)           (6,488)
Decrease (increase) in:
     Accounts receivable                                                                     (5,082)             (405)
     Inventories                                                                              2,014            (7,798)
     Prepaid expenses and other current assets                                               (6,228)           (3,005)
     Other assets                                                                              (313)               79
Increase (decrease) in:
     Accounts payable                                                                         7,784            (3,932)
     Accrued liabilities                                                                     (2,569)            1,248
--------------------------------------------------------------------------------------------------------------------------------
          Total adjustments                                                                    (338)           (3,486)
--------------------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                              (8,406)          (26,544)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Purchase of property, plant and equipment                                                   (4,397)           (7,060)
 Proceeds from the sale of fixed assets                                                           -             3,187
--------------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                              (4,397)           (3,873)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Increase in loans under revolving line of credit                                              9,125            23,200
Increase in foreign bank debt                                                                 9,384             6,926
Repayment of long-term debt                                                                  (2,360)              (83)
Principal payments under capitalized lease obligations                                         (502)             (683)
Retirement of capitalized lease obligation                                                        -              (175)
Proceeds from the issuance of common stock                                                        -             1,553
Proceeds from short swing profits                                                                29               118
Dividend payment - shareholder rights redemption                                                  -               (99)
Dividend payment - minority interest                                                         (1,955)           (2,310)
--------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                          13,721            28,447
--------------------------------------------------------------------------------------------------------------------------------
          Increase (decrease) in cash and cash equivalents                                      918            (1,970)
--------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                                             (2,120)             (829)
Cash and cash equivalents, beginning of period                                                3,623             7,395
Cash and cash equivalents, end of period                                                     $2,421            $4,596
--------------------------------------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.              -6-

                      CHIC BY H.I.S, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                                                                      Excess of
                                                                                                      Foreign         additional
                                                                                       Retained      currency     pension liability
                                                              Common     Paid-in       earnings     translation    over intangible
(In Thousands)                                Total            stock     capital      (deficit)     adjustment      pension asset
------------------------------------------------------------------------------------------------------------------------------------
Balance, November 1, 1997                      $ 89,068          $ 99     $ 105,590      ($ 6,299)         $ 332          ($ 10,654)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss):
     Net loss                                   (23,058)            -             -       (23,058)             -                  -
     Foreign currency translation
        adjustment                               (1,158)            -             -             -         (1,158)                 -
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                      (24,216)            -             -       (23,058)        (1,158)                 -
(loss)
------------------------------------------------------------------------------------------------------------------------------------
Stock options exercised                           1,553             1         1,552             -              -                  -
------------------------------------------------------------------------------------------------------------------------------------
Short-swing Section 16(b) profits                   118             -           118             -              -                  -
------------------------------------------------------------------------------------------------------------------------------------
Dividends                                          (99)             -          (99)             -              -                  -
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 1, 1998                        $ 66,424         $ 100     $ 107,161     ($ 29,357)        ($ 826)         ($ 10,654)
------------------------------------------------------------------------------------------------------------------------------------

Balance, November 7, 1998                      $ 59,471         $  98     $ 106,275     ($ 34,249)        ($ 671)         ($ 11,982)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income loss:
     Net loss                                    (8,068)            -             -        (8,068)             -                  -
     Foreign currency translation
        adjustment                                 (387)            -             -             -           (387)                 -
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                       (8,455)            -             -        (8,068)          (387)                 -
(loss)
------------------------------------------------------------------------------------------------------------------------------------
Short-swing Section 16(b) profits                    29             -            29             -              -                   -
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 7, 1999                        $ 51,045          $ 98     $ 106,304     $ (42,317)      $ (1,058)         $ (11,982)
------------------------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements.             -7-

                     CHIC BY H.I.S, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 -----------------------------------------------



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


2. Inventories

Inventories consist of the following:

(In Thousands)                August 7, 1999             November 7, 1998
--------------------------------------------------------------------------------

Raw Materials                    $ 9,487                     $  9,159
Work-in-process                   17,576                       12,966
Finished Goods                    45,090                       52,042
--------------------------------------------------------------------------------

                                $ 72,153                     $ 74,167
--------------------------------------------------------------------------------


3.   Asset Purchase Agreements

In January 1999, the Company purchased certain assets, including inventory, tradenames and sales orders, of Stuffed Shirt, Inc. for $4.3 million. The purchase price was payable $1 million at closing, with the balance payable within 90 days of the closing date.

In August 1999, the Company purchased certain assets, including inventory, tradenames, sales orders and equipment, of Sierra Pacific Apparel Company, Inc., for $5.1 million. The purchase price of the inventory of approximately $4.1 million is payable out of the proceeds of the sale of the merchandise. Approximately $.5 million was payable at closing, with the balance payable through capitalized lease financing.

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

                     CHIC BY H.I.S, INC. AND SUBSIDIARIES

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

        The following table sets forth selected operating data as a percentage of net sales for the periods indicated.


                                                                              Thirty-nine Weeks Ended   Thirteen Weeks Ended

                                                                               August 7,    August 1,   August 7,    August 1,
                                                                                 1999         1998        1999         1998

     Net sales
        United States                                                              59.1%        61.9%       61.7%        62.8%
        Europe                                                                     40.9         38.1        38.3         37.2

        Consolidated                                                              100.0        100.0       100.0        100.0

     Gross margin
        United States                                                              10.5         12.2        10.0         12.8
        Europe                                                                     42.0         42.0        41.9         41.8

        Consolidated                                                               23.4         23.6        21.5         21.5

     Licensing revenues                                                             1.0          1.2          .8          1.8

     Selling, general and administrative expenses                                  24.1         22.9        21.1         25.1

     Restructuring and special charges                                                -         12.5           -            -

     Operating income (loss)                                                         .3        (10.6)        1.9           .3

     Interest and finance costs                                                    (3.0)        (1.7)       (3.5)        (2.1)

     Other expense                                                                     -         (.6)           -            -

     Loss before benefit (provision) for income taxes and                          (2.7)       (12.9)       (1.6)        (1.8)
     minority interest

     Benefit (provision) for income taxes                                          (1.3)          1.8       (1.3)           .2

     Minority interest                                                              (.6)         (.6)        (.7)         (.7)

     Net loss                                                                      (4.6)%      (11.9)%      (3.6)%       (2.3)%

                     CHIC BY H.I.S, INC. AND SUBSIDIARIES

The following discussion provides information and analysis of the results of operations of the Company for the thirty-nine and thirteen weeks ended August 7, 1999 and August 1, 1998 and its liquidity and capital resources.

Thirty-nine Weeks ended August 7, 1999 Compared to Thirty-nine Weeks ended August 1, 1998

          Net Sales. Net sales for the thirty-nine weeks ended August 7, 1999 decreased $19.4 million, or 10.1%, from $193.0 million for the thirty-nine weeks ended August 1, 1998 to $173.5 million. United States sales decreased by $16.9 million, or 14.1%, to $102.6 million primarily due to a decrease in unit sales volume resulting from the weakness in the retail denim market. As of August 7, 1999, the Company had a total backlog of confirmed domestic purchase orders of $55.5 million, a decrease of 9.7% compared to $61.5 million as of August 1, 1998. In the thirty-nine weeks ended August 7, 1999, European sales decreased by
5.4 million deutsche marks, or 4.1%, to 126.6 million deutsche marks. When converted into U.S. currency using the prevailing currency exchange rate, the European sales translated into a decrease of $2.6 million, or 3.5%, to $71.0 million for the thirty-nine weeks ended August 7, 1999. As of August 7, 1999, the Company had a total backlog of confirmed European purchase orders of 48.1 million deutsche marks, a decrease of 23.7% compared to 63.0 million deutsche marks as of August 1, 1998. The confirmed European backlog, when converted into U.S. currency at the then prevailing currency exchange rate, was $26.5 million, a decrease of 24.6% compared to $35.1 million on August 1, 1998.

          The Company's backlog consists of confirmed purchase contracts. Substantially all of the unfilled orders are expected to be shipped within 12 months. The Company believes that in the past it has shipped at least 95% of its confirmed purchase contracts. The Company has not generally experienced difficulty in filling orders on a timely basis.

          Gross Profit. Gross profit for the thirty-nine weeks ended August 7, 1999 decreased $4.9 million, or 10.8%, from $45.5 million in the thirty-nine weeks ended August 1, 1998 to $40.6 million, while gross margin decreased from 23.6% to 23.4%. United States gross profit decreased $3.8 million from $14.6 million for the thirty-nine weeks ended August 1, 1998 to $10.8 million, while gross margin decreased from 12.2% to 10.5%. The decrease in gross profit and as a percentage of net sales in the United States was primarily due to the decrease in sales and in the average unit selling price due to product mix and the increased use of outside contractors. European gross profit decreased $1.1 million from $30.9 million for the thirty-nine weeks ended August 1, 1998 to $29.8 million, while gross margin remained relatively flat at 42.0% compared to the prior year period.

          Licensing Revenues. Licensing revenues decreased $.5 million for the thirty-nine weeks ended August 7, 1999 to $1.8 million primarily due to a decrease in domestic licensing revenue of $.9 million, which was partially offset by an increase in European licensing revenues of $.4 million. The decrease in domestic licensing revenue is attributable to renegotiated minimum royalty payments, the expiration of certain licensing agreements and the receipt of a royalty termination settlement in the prior year.

          SG&A Expenses. Selling, general and administrative expenses decreased $2.4 million, or 2.4%, to $41.8 million for the thirty-nine weeks ended August 7, 1999 primarily due to a decrease in domestic operating expenses of $3.3 million, which was partially offset by an increase in European selling and administrative expenses of $.9 million. The decrease in domestic operating expenses is primarily related to a decrease in payroll and payroll fringe costs of approximately $2.3 million, a decrease in aviation expenses of $.4 million, and the receipt of a workers' compensation refund of approximately $1.1

                     CHIC BY H.I.S, INC. AND SUBSIDIARIES

million, which was partially offset by an increase in domestic advertising expenses of $.6 million. The increase in European selling and administrative expenses is primarily related to the re-negotiation of certain regional salesmen's compensation arrangements, the timing of advertising and trade shows and the accrual of an estimated year-end bonus.

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

          Operating Income (Loss). Operating income for the thirty-nine weeks ended August 7, 1999 increased $21.1 million from an operating loss of $20.5 million in the thirty-nine weeks ended August 1, 1998 to an operating profit of $.6 million, primarily due to the decrease in the restructuring and special charges recorded in the prior year period, and the selling, general and administrative expenses in the current year, which were partially offset by the decrease in sales and gross profit.

          Interest and Finance Costs. Interest and finance costs increased $2.1 million or 63.9%, from $3.2 million for the thirty-nine weeks ended August 1, 1998 to $5.3 million for the thirty-nine weeks ended August 7, 1999. The increase in interest cost was due to higher outstanding borrowings at higher average interest rates for the period.

          Income Taxes. The provision for income taxes for the thirty-nine weeks ended August 7, 1999 was $2.2 million as compared to a recovery of $3.4 million for the thirty-nine weeks ended August 1, 1998. The increase in the provision is the result of the increase in the valuation allowance against the domestic deferred tax asset to the extent its future realization is uncertain. The deferred tax benefit attributable to the restructuring charge recorded in the thirty-nine weeks ended August 1, 1998 was reduced by approximately $4.5 million to the extent its future realization is uncertain.


          Thirteen Weeks ended August 7, 1999 (the "1999 Third Quarter") Compared to Thirteen Weeks ended August 1, 1998 (the "1998 Third Quarter")

          Net Sales. Net sales for the 1999 Third Quarter decreased $7.6 million, or 12.7%, from $59.9 million for the 1998 Third Quarter to $52.3 million. In the 1999 Third Quarter, United States sales decreased by $5.4 million, or 14.3%, to $32.3 million primarily due to a decrease in unit sales volume. In the 1999 Third Quarter, European sales decreased by 2.2 million deutsche marks, or 5.5%, to 37.8 million deutsche marks. When converted into U.S. currency using the prevailing currency exchange rate, the European sales translated into a decrease of $2.2 million, or 10.1%, to $20.0 million for the 1999 Third Quarter.

          Gross Profit. Gross profit for the 1999 Third Quarter decreased $2.5 million, or 17.9%, from $14.1 million in the 1998 Third Quarter to $11.6 million, while gross margin decreased from 23.6% to 22.2%. United States gross profit decreased $1.6 million from $4.8 million for the 1998 Third Quarter to $3.2 million. The decrease in gross profit and as a percentage of net sales in the United States was primarily due to the increased use of outside contractors.

                     CHIC BY H.I.S, INC. AND SUBSIDIARIES

European gross profit decreased $.9 million from $9.3 million for the 1998 Third Quarter to $8.4 million, while gross margin remained relatively flat at 41.9% compared to the prior year period.

          Licensing Revenues. Licensing revenues decreased $.7 million for the 1999 Third Quarter to $.4 million primarily due to a decrease in domestic licensing revenues that was partially offset by an increase in European licensing revenues.

          SG&A Expenses. Selling, general and administrative expenses decreased $4.0 million, or 26.7%, to $11.0 million for the 1999 Third Quarter primarily due to a decrease in domestic operating expenses of $3.3 million and a decrease in European selling and administrative expenses of $.7 million. The decrease in domestic operation expenses is primarily related to a decrease in payroll and payroll fringe costs, a decrease in aviation expenses, and the receipt of a workers' compensation refund, which was partially offset by an increase in domestic advertising expenses. The decrease in European selling and administrative expenses is primarily attributable to the decrease in regional advertising expenses.

          Operating Income. Operating income for the 1999 Third Quarter increased $.9 million from $.1 million in the 1998 Third Quarter to $1.0 million, primarily due to decrease in operating expenses which was partially offset by the decrease in gross profit and licensing income.

          Interest and Finance Costs. Interest and finance costs increased $.6 million or 47.2%, from $1.2 million for the 1998 Third Quarter to $1.8 million for the 1999 Third Quarter. The increase in interest cost was due to higher outstanding borrowings for the period at higher average interest rates for the period.

          Income Taxes. The provision for income taxes for the 1999 Third Quarter was $.7 million as compared to a recovery of $.1 million for the 1998 Third Quarter. The increase in the provision is the result of the increase in the valuation allowance against the domestic deferred tax asset to the extent its future realization is uncertain.


Liquidity and Capital Resources

          The Company's principal capital requirements have been to fund working capital needs and capital expenditures. The Company has historically relied primarily on internally generated funds, trade credit, bank borrowings and other debt offerings to finance these needs.

          In the thirty-nine weeks ended August 7, 1999, net cash of $8.4 million was used in operations, as compared to $26.5 million in the thirty-nine weeks ended August 1, 1998. The net cash used in operations was primarily attributable to the net loss for the period, the increase in accounts receivables and other current assets, which was partially offset by the decrease in inventory. The changes in accounts receivable and inventories are primarily attributable to the timing of sales in the period, as well as inventory purchasing controls. The latter was offset by the increase in inventory levels attributable to the purchase of inventory from Stuffed Shirt, Inc.

          Net cash of $4.4 million was used in investing activities in the thirty-nine weeks ended August 7, 1999, as compared to $3.9 million in the thirty-nine weeks ended August 1, 1998. Cash used in investing activities was

                     CHIC BY H.I.S, INC. AND SUBSIDIARIES

primarily attributable to the construction of manufacturing facilities and the acquisition of equipment. The Company is continuing to develop its manufacturing and laundry operations in Mexico.

          As of August 7, 1999, the Company had a $60 million domestic credit agreement providing a $40 million revolving line of credit and $20 million term loan, with seasonal increases in the revolving line of credit to $43,000,000 from February through June and to $48,000,000 from July through September of each year. As of August 7, 1999, $49.6 million was outstanding against the domestic credit agreement. In addition, the Company had $24.3 million of IRBs outstanding at August 7, 1999. The Company also has foreign financing agreements with two banks providing term loans aggregating 2.2 million deutsche marks (approximately $1.2 million, based on the August 7, 1999 foreign currency exchange rate) and lines of credit aggregating 58 million deutsche marks (approximately $31.9 million, based on the August 7, 1999 foreign currency exchange rate). Approximately $9.4 million was outstanding against the foreign lines of credit as of August 7, 1999. As of August 7, 1999, the Company was not in compliance with certain covenants of its domestic credit agreement for which waivers have been obtained.

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

          Leverage and Financial Covenants. Although debt and equity transactions have improved the Company's operating and financial flexibility, the Company continues to have indebtedness that could adversely affect its ability to respond to changing business and economic conditions. At August 7, 1999, the Company had an aggregate of approximately $85.8 million of indebtedness (including capital leases) outstanding and the Company's stockholders' equity was approximately $51.0 million. The Company's credit agreements contain covenants that impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, create liens, sell assets, engage in mergers or acquisitions and pay dividends. As of August 7, 1999, the Company was not in compliance with certain covenants of its domestic credit agreement for which waivers have been obtained.

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

          The Company is incorporating the Y2K programming modifications with an overall upgrade in its computer programming language. While this project involves a significant effort from its programming staff, the Company believes that it is on schedule for a timely completion. All programs were reviewed, remediated and converted by the end of the third quarter. The Company has expanded its program testing to include an integrated systems test to provide an additional level of assurance on the system. The Company is also in the process of assessing all hardware components and is not aware of any material investment required for its mainframe and critical hardware equipment to be Y2K compliant.

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

        (b)Reports on Form 8-K

             None

                                    SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                        CHIC BY H.I.S, INC.




Dated:  September 17, 1999              By: /s/ Daniel Rubin
                                           --------------------------
                                           Daniel Rubin
                                           Chief Executive Officer





Dated:     September 17, 1999           By: /s/ Christine A. Hadjigeorge
                                            -----------------------------
                                            Christine A. Hadjigeorge
                                            Chief Financial Officer