Form 10-K
period 1999-11-06
CHIC BY H I S INC
filed 2000-02-09
CIK 895519

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


                                    FORM 10-K


         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED NOVEMBER 6, 1999
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

     As of January 14, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $5,118,371 based upon the closing market price of a share of Common Stock on the New York Stock Exchange as reported by the Wall Street Journal.

     As of January 14, 2000, the registrant had 9,870,793 shares of Common Stock outstanding.

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

ADDITIONAL CAUTIONARY STATEMENTS

     LEVERAGE AND FINANCIAL COVENANTS; DEFAULT UNDER DOMESTIC CREDIT FACILITY. The Company continues to have indebtedness that could adversely affect its ability to respond to changing business and economic conditions. At November 6, 1999, the Company had an aggregate of approximately $82.8 million of indebtedness (including capital leases) outstanding and the Company's stockholders' equity was approximately $43.5 million. In addition, the Company's Loan Agreements contain covenants that impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, create liens, sell assets, engage in mergers or acquisitions, make capital expenditures and pay dividends.

As of November 6, 1999, the Company was not in compliance with certain covenants of its domestic credit agreement for which waivers have not been obtained. Accordingly, the Company has classified the outstanding balance under the domestic credit agreement as current liabilities. The Company is pursuing negotiations to amend the existing credit facility or obtain alternative financing. In addition, the Company has engaged an investment banker to assist in structuring a transaction to sell selected assets of the Company. There can be no assurance that the Company will be successful in its efforts to modify or replace its domestic credit facility. These matters raise substantial doubt about the Company's ability to continue as a going concern. See Note 2 to the Consolidated Financial Statements.

     DEPENDENCE ON MAJOR CUSTOMERS. During fiscal 1999, 1998 and 1997, sales to one major customer (with sales in excess of 10% of total sales), Kmart Corporation ("K-Mart"), accounted for approximately 16.4%, 23.5% and 23.4% of the Company's consolidated net sales, respectively. The loss of such a major customer could have an adverse effect on the results of the Company's operations. In addition, several of the Company's licensees sell products bearing the Company's trademarks to the same retailer. The Company has no long-term commitments or long-term contracts with any of its customers.

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

     ABSENCE OF DIVIDENDS. Except for the shareholder rights redemption in fiscal 1998, the Company has not, in recent years, paid any cash or other dividends on its Common Stock. As a holding company, the ability of the Company to pay dividends is dependent upon the receipt of dividends or other payments from its subsidiaries. The Company's domestic credit agreements (the "Loan Agreements") contain certain limitations on the Company's ability to pay dividends.

     Y2K. The Company did not experience any Year 2000 (Y2K) computer programming issues as a result of the turn of the century that significantly impaired the Company's operations. The Company continues to assess the potential impact of the Y2K computer processing issue on its management and information systems. The Company believes that it has a prudent approach in place to address these issues and monitor remedial action. The approach includes: an assessment of internal programs and equipment; communication with major customers and vendors with respect to the status of their systems; an evaluation of facility related issues and the development of a contingency plan. This approach is designed to maintain an uninterrupted supply of goods and services to/from the Company.

The Company has incorporated the Y2K programming modifications with an overall upgrade in its computer programming language. All programs were reviewed, remediated and converted by the end of the third quarter of fiscal 1999. The Company has expanded its program testing to include an integrated systems test to provide an additional level of assurance on the system. The Company has also assessed all hardware components and is not aware of any material investment required for its mainframe and critical hardware equipment to be Y2K compliant.

The Company is in a continuous process of communicating with its major customers and suppliers. This contact is designed to determine systems compatibility and compliance. The Company has been assured by its major suppliers that there will be no disruption in the delivery of goods and services. The Company believes that adequate resources are available for the supply of its raw materials and facility related equipment will continue to be operational.

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

     The Company also licenses the use of its trademark, primarily the CHIC brand name, to manufacturers of a variety of products that the Company does not manufacture, including women's sportswear, intimate apparel, shirts, accessories, hosiery and footwear. Many of these products are sold by the same retailers that sell the Company's products and are generally promoted at the retail level in a manner that complements the Company's products. In the United States, the Company sells its apparel primarily to mass merchandisers. The Company's marketing and advertising strategy emphasizes the quality, comfortable fit and competitive pricing of its jeans and pants. The Company believes that its ability to respond quickly to its domestic customers' needs, as a result of its experienced manufacturing capabilities and its state-of-the-art ordering, inventory and management information systems, gives it an advantage over many of its competitors. The Company's excellence in servicing mass merchandisers has been recognized by industry-wide awards and, in the opinion of management, is an important asset in maintaining and broadening its business.

     Information with respect to sales, operating income and identifiable assets attributable to each of the Company's geographic areas appears in Note 11 of Notes to Consolidated Financial Statements included herein.

RECENT DEVELOPMENTS

     As of November 6, 1999, the Company was not in compliance with certain covenants of its domestic credit agreement for which waivers have not been obtained. Accordingly, the Company has classified the outstanding balance under the domestic credit agreement as current liabilities. The Company is pursuing negotiations to amend the existing credit agreement or obtain alternative financing. There can be no assurance that the Company will be successful in its efforts to modify or replace the domestic credit facility. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has engaged an investment banker to assist in structuring a transaction to sell selected assets of the Company to enable the Company to focus on its strategic objective - utilizing its Mexican manufacturing facilities to maximize shareholder value and profitability.

UNITED STATES OPERATIONS

     United States sales increased during fiscal 1992 primarily as a result of greater sales to major mass merchandiser customers, which generally gained market share in the jeans market relative to other retailers, and an improving United States economy. During fiscal 1993, United States sales remained relatively constant. During fiscal 1994, United States sales increased primarily due to increased advertising and remained relatively constant through fiscal 1995. During fiscal 1996, United States sales decreased primarily as a result of a shrinking market share and substantial price competition. This condition continued through fiscal 1999, while the Company continued to compete against private label merchandise at the mass merchant channel of distribution.

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

SALES AND DISTRIBUTION

     During fiscal 1999, the Company sold its products to more than 1,000 retailers, which the Company believes, operate over 7,000 stores in the United States. The Company also started to sell merchandise in the Canadian market. Most of the Company's sales in fiscal 1999 were made to mass merchandisers and the remainder was made primarily to department and specialty stores. Sales of the CHIC and H.I.S product lines to the Company's two largest accounts, K-mart Corporation and Target (a division of Dayton Hudson

Corporation),  accounted for approximately 38% of United States sales.

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

     The Company operates retail outlet stores in Tennessee and Kentucky that sell seconds and closeouts of CHIC and H.I.S brand merchandise, including licensed products. During fiscal 1999, the Company closed five of the eight retail outlet stores and two subsequent to the end of fiscal 1999. The Company believes there are more efficient and cost-effective means to distribute closeout merchandise.

     The Company's warehouse and distribution center facility is located in Bruceton, Tennessee. All goods are sewn either at the Company's manufacturing facilities or outside contractors. As of November 6, 1999, the Company operated one domestic assembly plant, as well as three sewing plants and a laundry located in Mexico. Goods produced by contractors are sewn, laundered and finished by the contractor. Finished products are shipped to Bruceton for warehousing and distribution to the Company's customers throughout the United States and Canada.

     Substantially all of the Company's sales in the United States and Europe are to retailers. For the year ended November 6, 1999, November 7, 1998 and November 1, 1997, sales to one major customer (with sales in excess of 10% of total sales) approximated 16.4%, 23.5% and 23.4% of consolidated net sales, respectively. The receivables from the Company's major customer at November 6, 1999 represented approximately 10.0% of the total accounts receivable balance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company reviews a customer's credit history before extending credit. An allowance for possible losses is established based upon factors surrounding the credit risk of specific customers, historical trends and other information.

MARKETING, ADVERTISING AND PROMOTION

     The Company advertises its products nationwide through television and print media. The Company's advertising strategy emphasizes the quality, comfortable fit and competitive pricing of its jeans and pants. At the national level, the Company's advertising is image oriented. Television commercials promote the CHIC name and are designed to create a personality for the brand. In fiscal 1998, the Company signed a contract with a new advertising agency to coordinate its fiscal 1999 campaign to present a cohesive marketing presentation and revitalize its nationally recognized brands.

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

     After the merchandising group has researched the retail market and domestic fabric market, consulted with the various fashion and color forecasting services to which the Company subscribes and decided on the details to be incorporated into the new lines, prototype samples, fit, colors and packaging are developed in the New York office. The prototypes are then sent to the Company's manufacturing facility in Bruceton, Tennessee, which produces a manufactured sample.

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

     The Company currently buys finished fabric in bulk from domestic suppliers and generally has no
                                      5
supply contracts with terms longer than three months. The Company believes that through its domestic suppliers it is able to obtain good quality materials in a timely manner at competitive prices. During fiscal 1999, the Company purchased approximately 58.0% of its raw materials from three suppliers, which were the only companies supplying more than 10% of the Company's raw materials during fiscal 1999. The Company maintains a portion of its inventories in commodity raw materials, which consist mainly of cotton fabrics, including denim and twills. These raw materials, the Company believes, are readily available from numerous domestic and foreign sources. Although the Company relies heavily on certain suppliers for its raw material needs, the Company believes that the loss of any one source of raw materials, though no such loss is presently anticipated, would not have a material adverse effect on its business since many other alternative, comparable sources are readily available.

     The Company operates manufacturing facilities in Tennessee and Mexico. In the second quarter of fiscal 1997, the Company established its first manufacturing facility in Durango, Mexico. A second facility commenced operations in the second quarter of fiscal 1998, and a third facility in the first quarter of fiscal 1999. Concurrent with the increase in the Company's productive capacity in Mexico, the Company closed certain United States manufacturing facilities. In the fourth quarter of fiscal 1999, the Company commenced operations of a laundry facility in Mexico.

     With its manufacturing systems, which the Company believes are state-of-the-art, the Company is usually capable of converting raw material into a finished garment and delivering such garment to the retailer within eight weeks from the date the Company receives the retailer's order. The Company's facilities and systems, together with substantially domestic sourcing of fabric and other raw materials, enable it to adapt to changing consumer preferences quickly and to respond swiftly to customer orders.

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

As in the United States, the Company's core business in Europe is basic, five-pocket denim jeans. The Company believes that its jeans continue to be the best selling women's jeans in Germany during fiscal 1999.

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

     The Company began licensing its trademarks in fiscal 1989. Licensing revenues have increased from approximately $0.8 million in fiscal 1990, the first full year of licensing operations, to approximately $6.4 million in fiscal 1996. Licensing revenues declined to approximately $2.8 million in fiscal 1999 due to poor retail business in the United States and the discontinuation of the licensing agreement in the Czech Republic.

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

BACKLOG

     The Company's backlog consists of confirmed purchase contracts. At November 6, 1999, the Company had unfilled customer orders of approximately $88.2 million of merchandise, of which approximately $54.8 million were for domestic orders and approximately $33.4 million (based on the exchange rate for the deutsche mark on November 6, 1999) were for European orders, compared to approximately $115.2 million at November 7, 1998, of which approximately $69.8 million were for domestic orders and approximately $45.4 million (based on the exchange rate for the deutsche mark on November 7, 1998) were for European orders. The Company believes that the change in backlog in the United States is attributable largely to the weak retail climate for basic five-pocket jeans which leads to the placement of future orders. Substantially all of the unfilled orders at November 6, 1999 are expected to be shipped before the end of the Company's fiscal year ending November 4, 2000. The Company believes that in the past it has shipped at least 95% of its confirmed purchase contracts. The Company has not generally experienced difficulty in filling orders on a timely basis.

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

EMPLOYEES

     As of November 6, 1999, the Company employed approximately 1,000 full-time people in the United States, 2,800 people in Mexico and 150 people in Europe. Most of the Company's domestic work force is employed in Tennessee, where the Company believes that it is one of the largest private employers.

     None of the Company's employees are represented by a union. The Company believes that its relationship with its employees is good.

     The Company believes that all of its manufacturing facilities are in material compliance with applicable occupational health and safety laws.


BUSINESS ACQUISITIONS


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

                      PRINCIPAL OWNED AND LEASED PROPERTIES

                                                          SQUARE
                                        LOCATION          FOOTAGE   OWNED/LEASED
                                        --------          -------   ------------

North America
 Manufacturing and Assembly Facilities..Bruceton, TN      200,094      Owned
                                        Bruceton, TN      150,000      Owned
                                        Durango, Mexico   108,000      Owned
                                        Durango, Mexico   220,000      Owned
                                        Gleason,TN         53,103      Owned(1)
                                        Hickman, KY       280,000      Leased(1)
                                        Saltillo, TN       48,028      Owned(1)
                                        South Fulton, TN   70,269      Owned(1)
                                        Trezevant, TN      42,008      Owned(1)
 Warehouse and Distribution.............Bruceton, TN      422,087      Owned
 Showrooms..............................Chicago, IL         1,242      Leased
                                        Dallas, TX          1,325      Leased
                                        New York, NY        8,721      Leased
 Retail Stores..........................Bruceton, TN        5,500      Leased
 Machine Shop and Equipment Warehouse...Bruceton, TN       41,000      Owned
                                        Bruceton, TN       12,000      Owned
 Corporate Offices......................New York, NY       34,034      Leased

Europe
 Office and Warehouse...................Prague, Czech
                                          Republic          1,534      Leased
                                        Garching, Germany  90,000      Leased
                                        Warsaw, Poland      8,216      Leased

  Showrooms........................     Bergheim, Austria   2,000      Leased
                                        Prague, Czech
                                          Republic            347      Leased
                                        Berlin, Germany       600      Leased
                                        Munich, Germany     1,500      Leased
                                        Neuss, Germany      1,100      Leased
                                        Warsaw, Poland        137      Leased
                                        Zurich, Switzerland   700      Leased

 (1) Facility not in operation. Asset held for sale.

     The Company believes that its existing facilities are well maintained, in good operating condition and are adequate for its present level of operations and sufficient to accommodate any increased output for the foreseeable future after consideration of the operational changes anticipated to be made.

ITEM 3.  LEGAL PROCEEDINGS

         After a period of negotiation regarding the separation of Mr. Robert Luehrs from the Company, the Company commenced a lawsuit against Mr. Robert Luehrs seeking a declaration that he had retired from the Company in May 1998, or, in the alternative, that he had been properly terminated for cause. Mr. Luehrs counterclaimed against the Company, alleging that the Company had breached his employment contract and discriminated against him on the basis of his age and disability. Mr. Luehrs contends that he was terminated without cause and so is entitled to $511,875 for breach of contract, in addition to the amount he alleges he is due under a disability benefits clause in his employment agreement, and unspecified damages stemming from his allegations of age discrimination.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Except for the shareholder rights redemption, the Company has not paid any cash or other dividends on its common stock in the last two years. As a holding company, the ability of the Company to pay dividends is dependent upon the receipt of dividends or other payments from its subsidiaries. The Company is restricted from paying any dividends according to the Company's domestic credit facility which generally limits the payment of dividends (aggregated with certain other restricted payments and restricted investments) by the Company, and by the domestic bank subsidiaries to the Company.

     Price Range Of Common Stock:

                              1998                    1999
-----------------------------------------------------------------------
                         High         Low        High          Low
-----------------------------------------------------------------------
First Quarter            $8        $6 3/8      $4 9/16         $3
Second Quarter           9 3/8      7 1/8      3 1/2        2 3/8
Third Quarter            9 1/4      5 7/8      3 1/4            2
Fourth Quarter           6          2 5/8      2 7/16         3/4

The Company's Common Stock is traded on the New York Stock Exchange under the symbol "JNS."

As of December 31, 1999, there were 117 stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA
CHIC BY H.I.S, INC. AND SUBSIDIARIES

The following financial information is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements of the Company and related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial information for each of the five fiscal years in the period ended November 6, 1999 is derived from the Consolidated Financial Statements of the Company which have been audited by BDO Seidman, LLP.


INCOME STATEMENT DATA:                                                        FISCAL YEAR ENDED

(In Thousands, except share and per share amounts)     Nov. 4,      Nov. 2,       Nov. 1,       Nov. 7,       Nov. 6,
                                                        1995         1996          1997          1998          1999

Net sales:
  United States                                       $277,896      $212,121      $162,170      $149,486      $143,417
  Europe                                                98,172       106,669       112,618       104,356        94,566

                                                      $376,068      $318,790      $274,788      $253,842      $237,983

Gross profit:
  United States                                       $ 32,598      $ 26,325      $ 12,234      $ 16,900      $ 14,248
  Europe                                                39,554        43,737        47,125        44,178        39,375

                                                      $ 72,152      $ 70,062      $ 59,359      $ 61,078      $ 53,623

Licensing revenues                                    $  5,773      $  6,359      $  2,842      $  2,706      $  2,810

Operating expenses:
  Selling, general and administrative expenses        $ 69,415      $ 61,295      $ 69,434      $ 62,236      $ 57,928
  Restructuring and special charges                          -        30,000             -        24,125             -

Operating income (loss):
  United States                                           $(16)     $(25,256)     $(19,227)     $(31,913)     $ (8,161)
  Europe                                                 8,526        10,382        11,994         9,336         6,666

                                                      $  8,510      $(14,874)     $ (7,233)     $(22,577)     $ (1,495)

Gain on sale of subsidiary stock                             -             -        34,079             -             -
Other expense, net                                           -             -             -        (1,104)            -
Interest and finance costs                              (6,129)       (6,544)       (4,576)       (4,816)       (6,908)
Income (loss) before benefit (provision) for
  income taxes, minority interest and
  extraordinary items                                    2,381       (21,418)       22,270       (28,497)       (8,403)
Benefit (provision) for income taxes                    (1,369)       (4,146)      (10,394)        2,762        (3,143)
Income (loss) before minority interest and
  extraordinary items                                 $  1,012      $(25,564)     $ 11,876      $(25,735)     $(11,546)
Minority interest                                            -             -        (1,081)       (2,116)       (1,497)
Extraordinary items                                          -             -          (330)            -             -
Net income (loss)                                     $  1,012      $(25,564)     $ 10,465      $(27,851)     $(13,043)
Earnings (loss) per common share:
  Basic:
    Before extraordinary items                            $.10        $(2.62)        $1.10        $(2.82)       $(1.32)
    Net income (loss)                                     $.10        $(2.62)        $1.07        $(2.82)       $(1.32)
  Diluted:
    Before extraordinary items                            $.10        $(2.62)        $1.11        $(2.82)       $(1.32)
    Net income (loss)                                     $.10        $(2.62)        $1.07        $(2.82)       $(1.32)
Weighted average number of common shares and share
  equivalents outstanding
  Basic                                               9,753,868    9,753,868     9,755,684     9,867,437     9,870,793
  Diluted                                             9,753,868    9,753,868     9,804,658     9,867,437     9,870,793

BALANCE SHEET DATA:                                                        FISCAL YEAR ENDED
(In Thousands, except share and per share amounts)     Nov. 4,      Nov. 2,       Nov. 1,       Nov. 7,       Nov. 6,
                                                        1995         1996          1997          1998          1999


Working capital                                       $123,394      $ 98,762      $ 67,514     $ 61,133      $ 15,903
Total assets                                           239,525       191,553       188,703      177,075       172,267
Short-term debt, including current portion
 of capital lease obligations                            7,202         1,614        17,698       24,389        60,471
Long-term debt, including capital lease
 obligations                                            86,261        72,806        26,649       46,036        22,356
Stockholders' equity                                  $113,427      $ 80,878      $ 89,068     $ 59,471      $ 43,507


Cash dividends have not been paid in any of the years presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes contained therein.

Results of Operations. The following table sets forth selected operating data as a percentage of net sales for the periods indicated.

Fiscal Year                                    1997      1998      1999
-----------                                    ----      ----      ----

Net sales
  United States                                 59.0%     58.9%     60.3%
  Europe                                        41.0      41.1      39.7

  Consolidated                                 100.0     100.0     100.0

Gross margin
  United States                                  7.5      11.3       9.9
  Europe                                        41.8      42.3      41.6

  Consolidated                                  21.6      24.0      22.5

Licensing revenues                               1.0       1.1       1.2

Selling, general and administrative expenses    25.3      24.5      24.3

Restructuring and special charges                  -       9.5         -

Operating loss                                  (2.6)     (8.9)      (.6)

Gain on sale of subsidiary stock                12.4         -         -

Other expense, net                                 -       (.4)        -

Interest and finance costs                      (1.7)     (1.9)     (2.9)

Income (loss) before benefit (provision) for
 income taxes, minority interest and
 extraordinary item                              8.1     (11.2)     (3.5)

Benefit (provision) for income taxes            (3.8)      1.1      (1.3)

Minority interest                                (.4)      (.8)      (.6)

Extraordinary item                               (.1)        -         -

Net income (loss)                                3.8%    (10.9)%    (5.4%)


FISCAL YEAR ENDED NOVEMBER 6, 1999 ("FISCAL 1999") COMPARED TO FISCAL YEAR ENDED NOVEMBER 7, 1998 ("FISCAL 1998")

NET SALES. Net sales for fiscal 1999 decreased by $15.8 million, or 6.3%, from $253.8 million for fiscal 1998 to $238.0 million. United States sales decreased by $6.1 million, or 4.1%, to $143.4 million primarily due to a decrease in branded sales which was partially offset by an increase in private label sales. As of November 6, 1999, the Company had a total backlog of confirmed domestic purchase orders of $54.8 million, a decrease of 21.5% compared to $69.8 million as of November 7, 1998. In fiscal 1999, European sales decreased by 14.6 million deutsche marks, or 7.9%, to 170.2 million deutsche marks. When converted into U.S. currency using the prevailing currency exchange rate, the European sales translated into a decrease of $9.8 million, or 9.4%, to $94.6 million for fiscal 1999. As of November 6, 1999, the Company had a total backlog of confirmed

European purchase orders of 62.9 million deutsche marks, a decrease of 15.4% compared to 74.4 million deutsche marks as of November 7, 1998. The confirmed European backlog, when converted into U.S. currency at the then prevailing currency exchange rate, was $33.3 million, a decrease of 26.4% compared to $45.4 million on November 7, 1998.

     The Company's backlog consists of confirmed purchase contracts. Substantially all of the unfilled orders are expected to be shipped within 12 months. The Company believes that in the past it has shipped at least 95% of its confirmed purchase contracts. The Company has not generally experienced difficulty in filling orders on a timely basis.

GROSS PROFIT. Gross profit for fiscal 1999 decreased $7.5 million, or 12.0%, from $61.1 million in fiscal 1998 to $53.6 million, while gross margin decreased from 24.1% to 22.5%. United States gross profit decreased $2.7 million from $16.9 million for fiscal 1998 to $14.2 million. The decrease in gross profit and as a percentage of net sales in the United States was primarily due to the decrease in branded sales, the increase in private label business and the off-price sale of merchandise in an effort to improve cash flow. European gross profit decreased $4.8 million from $44.2 million for fiscal 1998 to $39.4 million, while gross margin decreased from 42.3% in fiscal 1998 to 41.6% primarily due to a decrease in the average unit selling price.

LICENSING REVENUES. Licensing revenues increased $.1 million in fiscal 1999 from $2.7 million in fiscal 1998 to $2.8 million primarily due to an increase of $1.0 million in European licensing revenues.

SG&A EXPENSES. Selling, general and administrative expenses decreased $4.3 million, or 6.9%, to $57.9 million for fiscal 1999 primarily due to a decrease in domestic payroll and payroll fringe costs of $2.5 million, a decrease in costs related to the operation of the Company's outlet stores of $.6 million, a decrease in aviation expenses of $.4 million, the receipt of a workers' compensation refund of approximately $1.1 million, a decrease in European operating expenses of $1.1 million, and a credit of approximately $1.4 million relating to excess accrued restructuring changes from the prior year, which were partially offset by an increase in domestic advertising expenses of $2.8 million.

RESTRUCTURING AND SPECIAL CHARGES. In fiscal 1998, the Company announced its intention to continue to close additional manufacturing facilities in the United States. In connection therewith, the Company recorded restructuring and special charges of $24.1 million consisting of a write-down in the value of related property and equipment, the write-off of operating inefficiencies incurred during the shut-down period and the accrual of estimated costs of disposition. The plant closings resulted in the termination of approximately 1,300 employees.

OPERATING INCOME (LOSS). The operating loss for fiscal 1999 decreased $21.1 million from $22.6 million in fiscal 1998 to $1.5 million, primarily due to the decrease in operating expenses, which was partially offset by the decrease in gross profit and the restructuring and special charges recorded in the prior year.

INTEREST AND FINANCE COSTS. Interest and finance costs increased $2.1 million or 43.4%, from $4.8 million for fiscal 1998 to $6.9 million for fiscal 1999. The increase in interest cost was due to higher outstanding borrowings at higher effective interest rates for the period.

INCOME TAXES. The provision for income taxes for fiscal 1999 was $3.1 million as compared to a benefit of $2.8 million for fiscal 1998. The change is primarily due to the reduction in the deferred tax benefit attributable to the domestic loss in fiscal 1999 by approximately $5.0 million to the extent its future realization is uncertain. The deferred tax benefit attributable to the domestic loss in fiscal 1998 was reduced by approximately $6.0 million due to an increase in valuation allowance.

FISCAL YEAR ENDED NOVEMBER 7, 1998 ("FISCAL 1998") COMPARED TO FISCAL YEAR ENDED NOVEMBER 1, 1997 ("FISCAL 1997")

NET SALES. Net sales for fiscal 1998 decreased by $21.0 million, or 7.6%, from $274.8 million for fiscal 1997
                                       18
to $253.8 million. United States sales decreased by $12.7 million, or 7.8%, to $149.5 million primarily due to a decrease in unit sales volume and a decrease in average selling price. As of November 7, 1998, the Company had a total backlog of confirmed domestic purchase orders of $69.8 million, a decrease of 26.1% compared to $94.4 million as of November 1, 1997. In fiscal 1998, European sales decreased by 6.3 million deutsche marks, or 3.3%, to 184.8 million deutsche marks. When converted into U.S. currency using the prevailing currency exchange rate, the European sales translated into a decrease of $8.3 million, or 7.3%, to $104.4 million for fiscal 1998. As of November 7, 1998, the Company had a total backlog of confirmed European purchase orders of 74.4 million deutsche marks, an increase of 5.7% compared to 70.4 million deutsche marks as of November 1, 1997. The confirmed European backlog, when converted into U.S. currency at the then prevailing currency exchange rate, was $45.4 million, an increase of 11.3% compared to $40.8 million on November 1, 1997.

     The Company's backlog consists of confirmed purchase contracts. Substantially all of the unfilled orders are expected to be shipped within 12 months. The Company believes that in the past it has shipped at least 95% of its confirmed purchase contracts. The Company has not generally experienced difficulty in filling orders on a timely basis.

GROSS PROFIT. Gross profit for fiscal 1998 increased $1.7 million, or 2.9%, from $59.4 million in fiscal 1997 to $61.1 million, while gross margin increased from 21.6% to 24.1%. United States gross profit increased $4.7 million from $12.2 million for fiscal 1997 to $16.9 million. The increase in gross profit and as a percentage of net sales in the United States was primarily due to the increase in production at the Company's lower cost Mexican production facility. European gross profit decreased $2.9 million from $47.1 million for fiscal 1997 to $44.3 million, while gross margin increased from 41.8% in fiscal 1997 to 42.3% primarily due to product mix.

LICENSING REVENUES. Licensing revenues remained relatively flat for fiscal 1998 from $2.8 million in fiscal 1997 to $2.7 million.

SG&A EXPENSES. Selling, general and administrative expenses decreased $7.2 million, or 10.4%, to $62.2 million for fiscal 1998 primarily due to the special advertising charge recorded in the prior year period.

RESTRUCTURING AND SPECIAL CHARGES. In fiscal 1998, the Company announced its intention to continue to close additional manufacturing facilities in the United States. In connection therewith, the Company recorded restructuring and special charges of $24.1 million consisting of a write-down in the value of related property and equipment ($15.1 million), the write-off of operating inefficiencies incurred during the shut-down period ($5.4 million) and the accrual of estimated costs of disposition ($3.6 million). Fair value for property was determined primarily by appraisals. The plant closings resulted in the termination of approximately 1,300 employees. In addition, the downsizing associated with such plant closings may affect the accounting, disclosure and funding of the Company's pension benefit obligation.

OPERATING INCOME (LOSS). The operating loss for fiscal 1998 increased $15.3 million from an $7.2 million in fiscal 1997 to $22.5 million, primarily due to the restructuring and special charges, which were partially offset by the increase in gross profit and the decrease in operating expenses.

GAIN ON SALE OF SUBSIDIARY STOCK. In fiscal 1997, the Company recorded a gain on the sale of approximately 47.5% of its wholly owned European subsidiary of approximately $34.1 million. Proceeds of the sale were used in May 1997 to repay domestic borrowings.

INTEREST AND FINANCE COSTS. Interest and finance costs increased $.2 million or 5.3%, from $4.6 million for fiscal 1997 to $4.8 million for fiscal 1998. The increase in interest cost was due to higher outstanding borrowings for the period.

INCOME TAXES. The benefit for income taxes for fiscal 1998 was $2.8 million as compared to a provision of $10.4 million for fiscal 1997. The change is primarily due to the Company's fiscal 1998 loss. The deferred tax benefit attributable to the domestic loss in fiscal 1998 was reduced by approximately $6.0 million to the extent its future realization is uncertain.

EXTRAORDINARY ITEM. In fiscal 1997, the Company recorded an extraordinary charge of $.3 million attributable to the early extinguishment of $43 million of senior notes payable.


SEASONALITY OF BUSINESS--QUARTERLY RESULTS. The Company experiences seasonal increases and decreases in its working capital requirements. This pattern results primarily from the demand for the Company's apparel products and the level of sales, which fluctuate moderately during the course of the calendar year as a result of seasonal buying trends.

The following table summarizes the unaudited net sales, gross profit, operating income (loss) and net income (loss) of the Company for each of the interim financial reporting periods in the last two fiscal years.


(In Thousands)                                     First     Second    Third     Fourth
                                                  Quarter    Quarter   Quarter   Quarter
--------------                                    -------    -------   -------   -------

Fiscal Year Ended November 7, 1998
  Net sales                                       $ 64,245   $68,828   $59,896   $60,873
  Gross profit                                      16,565    14,779    14,141    15,593
  Operating income (loss)                            5,255   (25,922)      148    (2,058)
  Net income (loss)                                  1,516   (23,203)   (1,371)   (4,793)
  Per common share:
   Net income (loss)                                  $.15    $(2.34)    $(.14)    $(.49)

Fiscal Year Ended November 9, 1999
  Net sales                                       $ 51,228   $70,011   $52,298   $64,446
  Gross profit                                      14,371    14,601    11,615    13,036
  Operating income (loss)                            1,467    (1,889)      993    (2,065)
  Net income (loss)                                 (1,887)   (4,313)   (1,867)   (4,975)
  Per common share:
   Net income (loss)                                 $(.19)    $(.44)    $(.19)    $(.50)


LIQUIDITY AND CAPITAL RESOURCES. The Company's principal capital requirements have been to fund working capital needs and capital expenditures. The Company has historically relied primarily on internally generated funds, trade credit, bank borrowings and other debt offerings to finance these needs.

In fiscal 1999, net cash of $.7 million was used in operations, as compared to $20.8 million in fiscal 1998. The net cash used in operations was primarily attributable to the net loss for the period, the increase in accounts receivable and the decrease in accrued liabilities, which was partially offset by the decrease in inventories and the increase in accounts payable.

Net cash of $7.3 million was used in investing activities in fiscal 1999, as compared to $6.7 million in fiscal 1998. Cash used in investing activities was primarily attributable to the acquisition of manufacturing facilities and equipment in Mexico and by the purchase of property and equipment from Sierra Pacific. The Company continued to expand its manufacturing facilities in Mexico by developing a laundry operation which commenced operations in August 1999. In the second quarter of fiscal 1998, the Company announced its intention to close additional domestic manufacturing facilities. In connection therewith, the Company recorded restructuring and special charges in fiscal 1998 which include a valuation adjustment of the related property and equipment, the write-off of manufacturing inefficiencies and accrued estimated costs of disposition. In addition, the downsizing associated with such plant closings may affect the accounting, disclosure and funding of the Company's pension benefit obligation.

Net cash provided by financing activities was $9.4 million in fiscal 1999, as compared to $22.7 million in fiscal 1998. The cash provided by financing activities in fiscal 1999 was primarily attributable to the increase in borrowings against the Company's credit facilities. In fiscal 1998, the Company used approximately $1.0 million to repurchase 160,000 shares of its common stock on the open market. This repurchase partially offsets the potentially dilutive effect of the stock options exercised. The cash provided by financing activities in fiscal 1998 was primarily attributable to the increase in borrowings against the Company's credit facilities and proceeds from the sale of common stock issued pursuant to the exercise of outstanding stock options.

As of November 6, 1999, the Company had a $60 million domestic credit agreements providing a $40 million revolving line of credit and $20 million term loan, with seasonal increases in the revolving line of credit to $43,000,000 from February through June and to $48,000,000 from July through September of each year. As of November 6, 1999, $51.1 million was outstanding against the domestic credit agreement. In addition, the Company had $23.6 million of IRBs outstanding at November 6, 1999. The Company also has foreign financing agreements with two banks providing term loans aggregating 2.1 million deutsche marks (approximately $1.1 million, based on the November 6, 1999 foreign currency exchange rate) and lines of credit aggregating 42 million deutsche marks (approximately $22.3 million, based on the November 6, 1999 foreign currency exchange rate).

As of November 6, 1999, approximately $5.3 million was outstanding borrowings against the foreign lines of credit. As of November 6, 1999, the Company was not in compliance with certain covenants of its domestic credit agreement for which waivers have not been obtained. Accordingly, the Company has classified the outstanding balance under the domestic credit agreement as current liabilities. The Company is pursuing negotiations to amend the existing credit facility or obtain alternative financing. In addition, the Company has engaged an investment banker to assist in structuring a transaction to sell selected assets of the Company. There can be no assurance that the Company will be successful in its efforts to modify or replace its domestic credit facility or sell certain of its assets. These matters raise substantial doubt about the Company's ability to continue as a going concern. The independent accountants' report on the audit of the Company's 1999 financial statements includes an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is a holding company, and is dependent upon the receipt of dividends or other payments from its subsidiaries. The Company expects that cash generated from operations and the credit agreements will provide the financial resources sufficient to meet its foreseeable working capital and capital expenditure requirements, assuming a waiver under the credit domestic credit agreement or the modification or replacement of the domestic credit agreement is obtained. There can be no assurance that the Company will be successful in its efforts to modify or replace its domestic credit facility. There can also be no assurance that the Company will not need to borrow from other sources during future periods. In addition, the sale of certain assets could provide cash for working capital and capital expenditure requirements. However, there can be no assurance that the Company will sell any such assets.

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

Y2K. The Company did not experience any Year 2000 (Y2K) computer programming issues as a result of the turn of the century that significantly impaired the Company's operations. The Company continues to assess the potential impact of the Y2K computer processing issue on its management and information systems. The Company believes that it has a prudent approach in place to address these issues and monitor remedial action. The approach includes: an assessment of internal programs and equipment; communication with major customers and vendors with respect to the status of their systems; an evaluation of facility related issues and the development of a contingency plan. This approach is designed to maintain an uninterrupted supply of goods and services to/from the Company.

The Company has incorporated the Y2K programming modifications with an overall upgrade in its computer programming language. All programs were reviewed, remediated and converted by the end of the third quarter of fiscal 1999. The Company has expanded its program testing to include an integrated systems test to provide an additional level of assurance on the system. The Company has assessed all hardware components and is not aware of any material investment required for its mainframe and critical hardware equipment to be Y2K compliant.

The Company is in a continuous process of communicating with its major customers and suppliers. This contact is designed to determine systems compatibility and compliance. The Company has been assured by its major suppliers that there will be no disruption in the delivery of goods and services. The Company believes that adequate resources are available for the supply of its raw materials and facility related equipment will continue to be operational.

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

RECENT ACCOUNTING STANDARDS. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS
132), which revises employers' disclosures about pension and other postretirement benefit plans. SFAS 132 is effective for financial statements for periods beginning after December 15, 1997, and requires comparative information for earlier years to be restated. The adoption of SFAS No. 132 in fiscal 1999 did not have a material impact on the Company's financial statement disclosures.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivative contracts at their fair values, as either assets or liabilities on the balance sheet. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risks include fluctuations in interest rates, and exchange rate variability. A significant portion of the Company's debt relates to a revolver and term loan. As of November 6, 1999 the outstanding balance of the revolver was $32 million. Interest on the outstanding balance is charged at either the prime rate, plus .75% or the Eurodollar rate, plus 3.25% at the Company's option. As of November 6, 1999 the outstanding balance of the term loan was $19 million. Interest on the outstanding balance is charged the Eurodollar rate, plus 3.5%. Thus, the Company is subject to market risk in the form of fluctuations in interest rates. The company does not trade in derivative financial instruments.

The Company also conducts operations in various foreign countries, including Mexico, Canada, Germany, Austria, Switzerland, Czech Republic, Poland, and Slovakia. For the year ended November 6, 1999, approximately 40% of the Company's revenues were earned outside of the U.S. and collected in local currency. In addition, operating expenses are paid in the corresponding local currency and is subject to increased risk for exchange rate fluctuations between such local currencies and the dollar. The Company does not conduct any hedging activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Report of Independent Certified Public Accountants

            Consolidated Balance Sheets at November 7, 1998 and November 6, 1999

            Consolidated Statements of Operations For the Years Ended November 1, 1997, November 7, 1998, and November 6, 1999

            Consolidated Statement of Stockholders' Equity For the Years Ended November 1, 1997, November 7, 1998, and November 6, 1999

            Consolidated Statement of Cash Flows for the Years Ended November 1, 1997, November 7, 1998, and November 6, 1999

            Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF CHIC BY H.I.S, INC.

We have audited the accompanying consolidated balance sheets of Chic by H.I.S, Inc. and subsidiaries as of November 7, 1998 and November 6, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended November 6, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chic by H.I.S, Inc. and subsidiaries as of November 7, 1998 and November 6, 1999, and the results of their operations and their cash flows for each of the three years in the period ended November 6, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company continues to experience losses from operations and is in default of its domestic credit facility. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York
January 12, 2000

CONSOLIDATED BALANCE SHEETS
CHIC BY H.I.S, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT SHARE DATA)           Nov. 7, 1998          Nov. 6, 1999
Assets (Note 5)
 Current:
  Cash and cash equivalents                       $ 3,623              $ 2,079
  Accounts receivable - net of allowance of
     $237 and $216 for doubtful accounts (Notell)  27,242               35,115
  Inventories (Note 3)                             74,167               58,488
  Deferred income taxes (Note 8)                    3,549                3,592
  Prepaid expenses and other current assets         2,974                3,199
        Total Current Assets                      111,555              102,473
  Property, Plant and Equipment,
          net (Notes 4, 5, 6 and 13)               58,680               62,694
  Deferred Income Taxes (Note 8)                    4,557                4,557
  Other Assets                                      2,283                2,543
                                                 $177,075             $172,267
Liabilities and Stockholders' Equity
 Current:
  Revolving bank loan (Note 5)                   $ 21,381             $ 31,982
  Foreign bank debt (Note 5)                            -                5,337
  Current maturities of long-term debt (Note 5)     2,395               22,488
  Obligations under capital leases (Note 6)           613                  664
  Accounts payable                                 12,466               18,066
  Accrued liabilities:
       Payroll, payroll taxes and commissions       5,759                4,418
       Income taxes                                 1,874                  668
       Restructuring and special charges (Note 13)  2,383                    -
       Other                                        3,551                2,947
             Total current liabilities             50,422               86,570
 Non-current:
  Long-term debt (Note 5)                          44,850               21,310
  Pension liability (Note 7)                       11,982               13,298
  Obligations under capital leases (Note 6)         1,186                1,046
             Total non-current liabilities         58,018               35,654
Minority interest                                   9,164                6,536
Commitments (Notes 5, 6, 7, 9, 12 and 13)
Stockholders' Equity (Notes 7 and 10):
  Preferred stock, $.01 par value - shares
    authorized 10,000,000; none issued                -                    -
  Common stock, $.01 par value -
     25,000,000 shares authorized; 9,870,793
     issued and outstanding                            98                   98
  Paid-in capital                                 106,275              106,304
  Retained deficit                                (34,249)             (47,292)
  Cumulative foreign currency
     translation adjustment                          (671)              (2,305)
  Excess of additional pension liability
     over intangible pension asset                (11,982)             (13,298)

                                                    59,471               43,507
                                                  $177,075             $172,267

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
CHIC BY H.I.S, INC. AND SUBSIDIARIES


                                                   YEAR ENDED

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)                Nov. 1, 1997      Nov. 7, 1998      Nov. 6, 1999
Net sales (Note 11)                                                 $ 274,788         $ 253,842         $ 237,983
Cost of goods sold                                                    215,429           192,764           184,360
     Gross profit                                                      59,359            61,078            53,623
Licensing revenues (Note 12)                                            2,842             2,706             2,810
                                                                       62,201            63,784            56,433
Selling, general and administrative expenses                           69,434            62,236            57,928
Restructuring and special charges (Note 13)                                -             24,125                 -

     Operating loss                                                    (7,233)          (22,597)           (1,495)
Gain on sale of subsidiary stock (Note 14)                             34,079                 -                 -
Other expense, net                                                         -            (1,104)                 -
Interest and finance costs                                            (4,576)           (4,816)            (6,908)

     Income (loss) before benefit (provision) for income
       taxes, minority interest and extraordinary item                22,270            (28,497)           (8,408)
Benefit (provision) for income taxes (Note 8)                        (10,394)             2,762            (3,143)

     Income (loss) before minority interest and
       extraordinary item                                             11,876           (25,735)           (11,546)
Minority interest                                                     (1,081)           (2,116)            (1,497)

     Income (loss) before extraordinary item                          10,795           (27,851)           (13,043)
Extraordinary loss from extinguishment of debt                          (330)                -                  -

     Net income (loss)                                              $ 10,465          $(27,851)          $(13,043)

Earnings (loss) per common share:
     Basic:
        Income (loss) before extraordinary item                        $ 1.11          $ (2.82)           $ (1.32)
        Net income (loss)                                              $ 1.07          $ (2.82)           $ (1.32)

     Diluted:
        Income (loss) before extraordinary item                        $ 1.10          $ (2.82)           $ (1.32)
        Net income (loss)                                              $ 1.07          $ (2.82)           $ (1.32)


Weighted average number of common shares and share equivalents outstanding
     Basic                                                          9,755,684         9,867,437          9,870,793
     Diluted                                                        9,804,658         9,867,437          9,870,793


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED NOVEMBER 1, 1997, NOVEMBER 7, 1998 AND NOVEMBER 6, 1999 CHIC BY H.I.S, INC. AND SUBSIDIARIES



                                                                                                Excess of
                                                                                                additional
                                                                                                   pension
                                                                                                  liability
                                                                                      Foreign       over
                                                                      Retained        currency    intangible
                                                 Common     Paid-in   earnings       translation   pension
(In Thousands)                         Total     stock     capital   (deficit)      adjustment     asset
-------------------------------------------------------------------------------------------------------

Balance, November 2, 1996               $80,878     $98     $105,526  $(16,764)        $1,645     $(9,627)

Comprehensive income (loss):
  Net income                             10,465       -            -    10,465              -           -
  Foreign currency translation
    adjustment                           (1,313)      -            -         -         (1,313)          -
  Adjustment of excess of additonal
    pension liability over intangible
    pension asset (Note 7)               (1,027)      -            -         -              -      (1,027)

Total comprehensive income (loss)         8,125       0            0    10,465         (1,313)     (1,027)
Stock options exercised (Note 10)            65       1           64         -              -           -
Balance, November 1, 1997                89,068      99      105,590    (6,299)           322     (10,654)
Comprehensive income (loss):
  Net loss                              (27,851)      -            -   (27,851)             -           -
  Foreign currency translation
    adjustment                           (1,003)      -            -         -         (1,003)          -
  Adjustment of excess of additional
    pension liability over intangible
    pension asset (Note 7)               (1,328)      -            -         -              -      (1,328)
Total comprehensive loss                (30,182)      0            0   (27,851)        (1,003)     (1,328)
Stock repurchase                           (987)     (2)        (985)        -              -           -
Stock options exercised (Note 10)         1,553       1        1,552
Short-swing Section 16(b) profits           118       -          118         -              -           -
Dividends paid (Note 10)                    (99)      -            -       (99)             -           -
Balance, November 7, 1998                59,471      98      106,275   (34,249)          (671)    (11,982)
Comprehensive income (loss):
  Net loss                              (13,043)      -            -   (13,043)             -           -
  Foreign currency translation
    adjustment                           (1,634)      -            -         -         (1,634)          -
  Adjustment of excess of additional
    pension liability over intangible
    pension asset (Note 7)               (1,316)      -            -         -              -      (1,316)
Total comprehensive loss                (15,993)      0            0   (13,043)        (1,634)     (1,316)
Short-swing Section 16(b) profits            29       -           29         -              -           -
Balance, November 6, 1999               $43,507     $98     $106,304  $(47,292)       $(2,305)   $(13,298)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CHIC BY H.I.S, INC. AND SUBSIDIARIES

                                                                                YEAR ENDED

(IN THOUSANDS)                                                    Nov. 1, 1997     Nov. 7, 1998    Nov. 6, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $ 10,465      $ (27,851)       $ (13,043)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Gain on sale of subsidiary stock                                  (34,079)             -                -
     Gain on sale of property and equipment                                 -          (1,912)               -
     Minority interest                                                  1,081           2,116            1,497
     Non-cash restructuring and special charges                             -          13,680                -
     Depreciation and amortization                                      4,533           4,340            3,546
     Provision for doubtful accounts                                       65              47               21
     Deferred income taxes                                              4,703          (7,799)             (43)
Decrease (increase) in:
     Accounts receivable                                                  318           5,637           (7,894)
     Inventories                                                      (13,008)         (2,799)          15,679
     Prepaid expenses and other current assets                         (2,095)            586             (225)
     Other assets                                                      (1,324)            153             (260)
Increase (decrease) in:
     Accounts payable                                                   5,407          (4,566)           5,600
     Accrued liabilities                                                2,061          (2,457)          (5,533)
          Total adjustments                                           (32,338)          7,026           12,388
          Net cash used in operating activities                       (21,873)        (20,825)            (655)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment                             (8,608)         (9,871)          (7,251)
 Proceeds from the sale of fixed assets                                     -           3,188                -
           Net cash used in investing activities                       (8,608)         (6,683)          (7,251)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of subsidiary stock                                 43,054               -                -
Increase (decrease) in loans under revolving line of credit            15,000           6,381           10,601
Increase in foreign bank debt                                               -              -             5,337
Repayment of long-term debt                                           (43,838)             -            (3,206)
Increase (decrease) in long-term debt                                       -          19,161                -
Proceeds from the issuance of common stock                                 65           1,553                -
Stock repurchase                                                            -            (987)               -
Purchase of subsidiary stock                                                -             (89)          (1,349)
Dividends paid to minority shareholders                                     -          (2,310)          (1,955)
Dividends paid - shareholder rights redemption                              -             (99)               -
Short-swing profits                                                         -             118               29
Principal payments under capitalized lease obligations                   (865)           (871)             (90)
Retirement under capitalized lease obligations                              -            (175)               -
          Net cash provided by financing activities                    13,416          22,682            9,367
          Increase (decrease) in cash and cash equivalents            (17,065)         (4,826)           1,461
Effect of exchange rates on cash                                       (2,718)           1054           (3,004)
CASH AND CASH EQUIVALENTS, beginning of period                         27,178           7,395            3,623
CASH AND CASH EQUIVALENTS, end of period                               $7,395          $3,623           $2,080
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for:
          Interest                                                    $ 4,549         $ 4,826          $ 6,774
          Taxes                                                         3,239           7,688            4,175
NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Capital leases entered into during the year                            -           1,483                -


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CHIC BY H.I.S, INC. AND SUBSIDIARIES

1. SUMMARY OF ACOUNTING POLICIES

(A) PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Chic by H.I.S, Inc. and its wholly and majority owned subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

As described in Note 14, the Company sold approximately 47.5% of the stock of its previously wholly-owned German subsidiary, h.i.s. sportswear AG ("Sportswear") in April 1997. Minority interest represents minority shareholders' proportionate share of the income and equity of Sportswear.

(B) BUSINESS. The Company designs, manufactures and distributes moderately priced jeans, casual pants and shorts. The Company is headquartered in New York City, with manufacturing facilities located in Tennessee and Mexico. Domestically, the Company markets its jeans and casual pants primarily to mass merchandisers and to department stores and specialty stores under the "Chic" and "H.I.S" brand names. Its foreign operations are conducted by Sportswear, which markets the Company's branded products in Europe. In addition, the Company derives licensing income from the use primarily of its "Chic" trademark by manufacturers of various products that the Company does not produce.

(C) REPORTING PERIODS. For financial reporting purposes, the Company reports on a 52- to 53-week year ending on the first Saturday subsequent to October 31. The fiscal years ended November 1, 1997 and November 6, 1999 each contained 52 weeks. The fiscal year ended November 7, 1998 contained 53 weeks.

(D) FOREIGN CURRENCY TRANSLATION. The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation." Balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period. Gains and losses resulting from the translation are accumulated in a separate component of stockholders' equity.

(E) INVENTORIES. Inventories are valued at the lower of cost (first-in, first-out) or market.

(F) DEPRECIATION. Depreciation of property, plant and equipment is computed by the straight-line method over the estimated useful life of the respective assets.

(G) LEASED PROPERTY UNDER CAPITAL LEASES. Property under capital leases is amortized over the lives of the respective leases or the useful lives of the assets.

(H) ADVERTISING COSTS. Direct costs incurred in producing media advertising are expensed the first time the advertising takes place or services are rendered. Promotional or advertising costs associated with customer support programs are accrued when the related revenues are recognized.

(I) INCOME TAXES. Income taxes are calculated using the liability method specified by SFAS No. 109 "Accounting for Income Taxes." SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent realization is uncertain.

(J) EARNINGS (LOSS) PER COMMON SHARE. Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options. Diluted earnings per share has not been presented for 1998 and 1999 as the effects of stock options would be antidilutive. Accordingly, basic and dilutive earnings per share did not differ for 1998 and 1999.

(K) REVENUE RECOGNITION. Sales are recognized upon shipment of products or, in the case of licensing revenues, when products using the Company's brand name are sold by licensees or minimum guaranteed royalties are due.

(L) STATEMENTS OF CASH FLOWS. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

(M) STOCK OPTIONS. The Company accounts for stock options in accordance with SFAS No. 123 "Accounting for Stock Based Compensation," which allows a choice of either the intrinsic value method or the fair value method of accounting for employee stock options. The Company has elected to use the current intrinsic value method.

(N) ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(O) LONG-LIVED ASSETS. The Company reviews certain long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In that regard, the Company assesses the recoverability of such assets based upon estimated non-discounted cash flow forecasts. (See Note 13).

(P) SEGMENT INFORMATION. The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for fiscal 1999. The statement requires disclosure of certain financial information related to operating segments. The Company has determined that it operates in one reportable segment.

(Q) FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying values of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the relatively short maturities of these instruments. The carrying value of long-term debt approximates the fair value for similar debt issues based on quoted market prices or current rates offered to the Company for debt of the same maturities.

(R) PRESENTATION OF PRIOR YEAR DATA. Certain reclassifications have been made to prior-year data to conform with the current-year presentation.

(S) RECENT ACCOUNTING STANDARDS. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS
132), which revises employers' disclosures about pension and other postretirement benefit plans. SFAS 132 is effective for financial statements for periods beginning after December 15, 1997, and requires comparative information for earlier years to be restated. The adoption of SFAS No. 132 in fiscal 1999 did not have a material impact on the

Company's financial statement disclosures.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivative contracts at their fair values, as either assets or liabilities on the balance sheet. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

2. FINANCIAL RESULTS AND LIQUIDITY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations for the last four years through November 6, 1999 substantially all related to the U.S. operations. Revenues have been insufficient to cover costs of operations for the year ended November 6, 1999, primarily as a result of the Company's decrease in sales, investment in Mexican manufacturing facilities and acquisitions.

As of November 6, 1999, the Company was not in compliance with certain covenants of its domestic credit agreement for which waivers have not been obtained. Accordingly, the Company has classified the outstanding balance under the domestic credit agreement as current liabilities. The Company is pursuing negotiations to amend the existing credit facility or obtain alternative financing. There can be no assurance that the Company will be successful in its efforts to modify or replace its domestic credit facility.

The Company is planning to take steps necessary to enable the Company to continue as a going-concern. This includes the Company's restructuring plan, which has resulted in the move of the majority of the U.S. manufacturing operations to Mexico. The Company now has three manufacturing facilities, and has commenced operations of a laundry facility in Mexico during the fourth quarter of 1999. The Company believes the manufacturing cost savings during fiscal 2000 will be greatly increased due to the increase in goods manufactured in Mexico, the decrease in the goods manufactured by contractors during the transition to Mexico and the ability for Mexican plants to manufacture specialty type goods which have been manufactured in the U.S. in the past. The Company also expects to improve its market share in fiscal 2000 due to the acquisitions made during fiscal 1999 (Note 15). The Company expects to close its remaining outlet stores in fiscal 2000 and to sell the closeout merchandise in a more efficient and cost-effective manner. There can be no assurances that the Company will be successful in these efforts.

The Company's continuation as a going concern is dependent on its ability to amend or replace its domestic credit agreement and to ultimately attain profitable operations and positive cash flows from operations. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

3. INVENTORIES

Inventories consist of the following:

      (IN THOUSANDS)                             NOV. 7, 1998      NOV. 6, 1999
    Raw materials                                    $9,159             $6,535
    Work-in-process                                  12,966             17,922
    Finished goods                                   52,042             34,031
                                                     -------          ---------
                                                     $74,167           $58,488
                                                     =======           =======


4. PROPERTY PLANT AND EQUIPMENT

Major classes of property, plant and equipment consist of the following:

                                                                 ESTIMATE USEFUL
      (IN THOUSANDS)                Nov. 7, 1998   Nov. 6, 1999      LIVES

   Land                                 $  567       $   514
   Buildings and improvements           36,285        43,507          30 years
   Machinery and equipment
     (including data processing
     and transportation
     equipment)                         27,755        26,309      3 - 12 years
   Construction in progress              2,432             -
                                        67,039        70,330
   Less: Accumulated depreciation       19,657        17,347
                                        47,382        52,983
   Equipment under capital leases       10,327        10,324           7 years
   Less: Accumulated amortization        6,917         7,352
                                         3,410         2,972
   Assets held for sale                  7,888         6,739
                                       $58,680       $62,694


5. LONG-TERM DEBT AND FOREIGN FINANCING AGREEMENTS

Long-term debt consists of the following:



(IN THOUSANDS)                                Nov. 7, 1998     Nov. 6, 1999
--------------                                ------------     ------------
Term Loan (a)                                     $ 20,000         $ 19,100
Industrial Development Revenue Bonds (b)(i)          3,000            2,650
Industrial Development Revenue Bonds (b)(ii)         7,200            6,450
Industrial Development Revenue Bonds (b)(iii)        5,000            5,000
Industrial Development Revenue Bonds (b)(iv)         9,455            9,455
Term loan - foreign (c)                              2,590            1,143
                                                  --------         --------
                                                    47,245           43,798
Less: Current portion                                2,395           22,488
                                                  --------         --------
                                                  $ 44,850         $ 21,310
                                                  ========         ========

(a) In October 1998, the Company replaced its existing credit agreement with a $60 million facility. The new credit agreement provides a $40 million revolving credit facility and a $20 million term loan, with seasonal increases in the revolving line of credit to $43,000,000 from February through June and to $48,000,000 from July through September of each year. The credit agreement, which expires in October 2001, is secured by among other things, accounts receivable, finished goods inventory, certain real property and intangible assets and the stock of Sportswear. As of November 6, 1999, the outstanding balance of the revolver was $32.0 million, which bears interest at either the prime rate, plus .75%, or the Eurodollar rate, plus 3.25%, at the Company's option (8.25% and 9.00% , respectively, as of November 6, 1999). The term loan bears interest at the Eurodollar rate, plus 3.5% (9.25% as of November 6, 1999). The agreement contains various covenants including, among others, requirements relating to the maintenance of certain financial ratios and limitations on dividends and other restricted payments. As of November 6, 1999, the Company was not in compliance with certain covenants of its domestic credit agreement for which waivers have not been obtained. Accordingly, the Company has classified the outstanding balance under the domestic credit agreement as current liabilities. The Company is pursuing negotiations to amend the existing credit facility or obtain alternative financing. There can be no assurance that the Company will be successful in its efforts to modify or replace its domestic credit facility.

(b)(i) In April 1995, the Company refinanced an aggregate principal balance of $3 million through the issuance of Industrial Development Revenue Bonds by the County of Carroll, Tennessee. The funds were initially used to construct a manufacturing facility. The bonds, which are guaranteed by the Company, mature April 1, 2005 and bear an average interest rate of 7.0%.

  (ii) In September 1993, the Company borrowed $8.7 million in connection with the issuance of Industrial Development Revenue Bonds by the County of Carroll, Tennessee to construct an addition to the distribution center. The bonds mature on September 1, 2003, and bear interest at 8% per annum. Principal payments commenced on September 1, 1997. The bonds are collateralized by the related real estate and are guaranteed by the Company.

 (iii) In September 1994, the Company borrowed $5.0 million in connection with the issuance of Industrial Building Revenue Bonds by the City of Hickman, Kentucky to (1) acquire land and building and (2) renovate and expand such manufacturing facility. The bonds are payable in annual installments commencing on August 1, 2000. The bonds, which are not collateralized, mature as follows:

                                  (IN THOUSANDS)    INTEREST RATE
                                  --------------    -------------

     August 1, 2000                    $  375            6.10%

     August 1, 2001                       395            6.20%

     August 1, 2002                       420            6.30%

     August 1, 2003                       445            6.40%

     August 1, 2004                       475            6.50%

     August 1, 2009                     2,890            6.95%



  (iv) On February 23, 1995, the Company borrowed approximately $9.45 million in connection with the issuance of Industrial Development Revenue Bonds by Fulton County, Kentucky. The proceeds were used to (i) acquire and improve a tract of land in Fulton County, (ii) construct and equip a laundry facility on such land,
(iii) finance capitalized interest on the bonds during the construction period and (iv) cover a portion of the costs of the issuance of the bonds. Principal payments on the bonds are to be made in annual installments beginning on February 1, 2001 and ending on February 1, 2010. The bonds on average bear interest at the rate of approximately 7.5% per annum and mature as follows:

                                             (IN THOUSANDS)    INTEREST RATE

        February 1, 2001                          $670             7.20%
        February 1, 2002                           720             7.20%
        February 1, 2003                           770             7.20%
        February 1, 2004                           830             7.60%
        February 1, 2005                           890             7.60%
        February 1, 2006                           960             7.60%
        February 1, 2007                         1,030             7.60%
        February 1, 2008                         1,110             7.50%
        February 1, 2009                         1,195             7.50%
        February 1, 2010                         1,280             7.50%


(c)      FOREIGN FINANCING AGREEMENTS

  (i) In fiscal 1996, Sportswear entered into financing agreements with three banks to provide term loans aggregating 4,600,000 deutsche marks (approximately $2.8 million). As of November 6, 1999, the remaining outstanding balance of the term loans was 2,150,000 deutsche marks (approximately $1.1 million), which bears interest at an average rate of 6.0% and matures in fiscal 2000.

  (ii) Sportswear has lines of credit with three banks to provide up to 42 million deutsche marks (approximately $22.3 million) at prevailing interest rates. The lines of credit generally have no termination date but are reviewed periodically for renewal at the option of the banks. As of November 6, 1999, approximately $5.3 million was outstanding against the foreign lines of credit.

  (d) Long-term debt maturities are as follows:


        FISCAL YEAR ENDING                 (IN THOUSANDS)
        ------------------                 --------------

        2000                                   $ 22,488
        2001                                      2,960
        2002                                      3,290
        2003                                      2,940
        2004                                      1,305
        Thereafter                               10,815
                                               --------
                                               $ 43,798
                                               ========




6. CAPITALIZED LEASE OBLIGATIONS

The Company has entered into lease/purchase agreements for certain machinery and equipment. Future minimum lease payments under capital leases, and the present value of the net minimum lease payments as of November 6, 1999 are as follows:

   FISCAL YEAR ENDING                                  (IN THOUSANDS)
   ------------------                                  --------------

        2000                                                 815
        2001                                                 605
        2002                                                 418
        2003                                                 110
                                                           -----
                                                           1,948

       Less: Amount representing interest                    238

       Present value of net minimum lease
       payments
             Total                                         1,710
             Due within one year                             664
                                                          ------
             Due after one year                           $1,046
                                                          ======


7. PENSION PLAN

The Company has a non-contributory defined benefit pension plan for the eligible employees of its domestic subsidiary, Henry I. Siegel Co., Inc. ("Siegel") who have met certain service requirements. The normal retirement age is 65, with early retirement optional at age 62, provided the length of service requirements, as defined in the plan, have been met.

Benefits are based upon length of service and a percentage of compensation subject to limitation. The Company's funding policy is to contribute amounts determined annually on an actuarial basis that provide for current and future benefits in accordance with funding requirements of Federal law and regulations.

The following table sets forth the change in the benefit obligation and the change in the Plan assets during the years ended November 7, 1998 and November 6, 1999 and the Plan's estimated funded status and amounts recognized in the Company's balance sheet as of November 7, 1998 and November 6, 1999:


     (IN THOUSANDS)                                   NOV. 7, 1998  NOV. 6, 1999
        CHANGE IN BENEFIT OBLIGATION:
        Benefit obligation at beginning of year         $ (24,882)    $ (26,247)
        Interest cost                                      (2,053)       (2,099)
        Actuarial gain (loss)                                (451)          902
        Benefits paid                                       1,139         1,272
                                                        ---------     ---------
                                                          (26,247)      (26,172)



        CHANGE IN PLAN ASSETS:
     Fair value of plan assets at beginning of year        14,967        17,022
     Employer contribution                                  3,130         1,466
     Actual return on plan assets                              63        (1,272)
     Benefits paid                                         (1,138)       (1,274)

                                                           17,022        15,942

     Funded status                                         (9,225)      (10,230)
     Unrecognized net actuarial loss                       11,982        13,298
     Prepaid benefit cost                                   2,757         3,068
                                                           ======       =======

The components of the net periodic benefit cost are as follows:


                                                                       Year ended
                                                                       ----------
        (IN THOUSANDS)                               NOV. 1, 1997      NOV. 7, 1998       NOV. 6, 1999
                                                     ------------      ------------       ------------
        Interest on projected benefit
        obligation                                       1,905              2,052             2,100
        Expected return on plan assets                  (1,114)            (1,294)           (1,370)
        Amortization of prior service cost                  83                  -                 -
        Amortization of net obligation                     312                  -                 -
        Recognized actuarial loss                          317                355               425

        Net periodic benefit cost                       $1,503             $1,113            $1,155
                                                        ======             ======            ======


Assumptions used in accounting for pension costs are as follows:

                                                                     Year ended

                                                   NOV. 1, 1997      NOV.7, 1998       NOV.6, 1999
        Discount rate                                  8.25%              8.00%             8.00%
        Expected long-term rate of return on
        on plan assets                                 8.25%              8.00%             8.00%



As of October 31, 1996, the mortality assumption was changed from the 1951 GAM table to the 1983 GAM table. Since the life expectancy rates under the 1983 GAM table are longer, the effect of the change was to increase the projected benefit obligation.

Effective January 1, 1997, the Company adopted a resolution to suspend the plan whereby no individual who was not a participant as of May 20, 1997 would become a participant and no additional benefits would accrue after such date. The curtailment resulted in the accelerated amortization of the deferred transition obligation and prior service costs of approximately $264,000, which is included in the net periodic pension expense for fiscal 1997.

Effective September 1, 1997, the Company adopted a tax-qualified 401(k) plan for the eligible employees of Siegel. Participants may contribute up to the legal limitations, with the Company matching 10% of the participant's first $1,000 contribution. The expense related to the 401(k) plan for the years ended November 1, 1997, November 7, 1998 and November 6, 1999 was approximately $30,000, $89,000 and $45,000, respectively.

8. INCOME TAXES

The components of earnings (loss) before income taxes and the related provision for income taxes are presented below:


                                                                             Year ended
                                                                             ----------

        (IN THOUSANDS)                                   NOV. 1, 1997      NOV. 7, 1998     NOV. 6, 1999
        --------------                                   ------------      ------------     ------------
        Earnings (loss) before income taxes:
             United States                               $ 10,859        $ (37,458)       $ (14,563)
             Europe                                        11,411            8,961            6,160
                                                           22,270          (28,497)          (8,403)

    Provision for income taxes:
       Current:
            U.S. Federal                   -                 -                -
            State and local              360               395              312
            Europe                     5,135             4,580            2,831
                                       -----             -----            -----
                                       5,495             4,975            3,143

       Deferred:
            U.S. Federal               4,899           (7,737)                -
                                       =====           ======             ======
                                     $10,394          $(2,762)           $3,143

The provision for income taxes differs from the provision that would be recorded using the statutory U.S. Federal income tax rate due to the following: Year ened November 6, 1999, state and local income taxes, net of Federal tax benefit of $.2 million, foreign income taxes of $.7 million, change in valuation allowance of $5.3 million and permanent differences and other items of $(.2) million; Year ended November 7, 1998, state and local income taxes, net of federal tax benefit, of $.2 million, foreign income taxes of $1.4 million, change in the valuation allowance of $6.0 million and permanent differences and other items of $(.4) million; Year ended November 1, 1997, state and local income taxes, net of federal tax benefit, of $.2 million, foreign income taxes of $1.1 million, taxes on foreign dividend of $1.8 million and permanent differences and other items of $(.5) million. As of November 6, 1999, the Company had a net deferred tax asset of approximately $8.1 million, consisting primarily of tax credit carryforwards of $2.2 million and net operating loss carryforwards and restructuring charges of $5.9 million. The Company believes that its tax strategies, including the sale of selected assets of the Company, would result in gains that are expected to be sufficient to enable the Company to realize the balance of the net deferred tax asset. As of November 7, 1998, the Company had a net deferred tax asset of $8.1 million, consisting primarily of tax credit carryforwards of $2.2 million and net operating loss carryforwards and restructuring charges of $4.1 million, and property, plant and equipment of $1.8 million. A valuation allowance of approximately $16.8 and $11.5 million has been recorded in fiscal 1999 and fiscal 1998, respectively, to reduce the deferred tax asset to the extent its ultimate utilization is uncertain. The Company's net operating loss carryforwards totaling $59.1 million at November 6, 1999 expire on various dates from 2009 to 2014.

In addition, the Company had a deferred tax asset attributable to an additional pension liability charged to stockholders' equity of $4.6 million and $4.6 million as of November 7, 1998 and November 6, 1999, respectively, for which a full valuation reserve has been provided due to the uncertainty of its ultimate realization.

9. COMMITMENTS

(a)    LEASES

The minimum annual rental commitments under non-cancelable leases as of November 6, 1999 are as follows (In Thousands):

                                                               MACHINERY,
                                            REAL ESTATE        AUTOMOTIVE
FISCAL YEAR ENDING             TOTAL        AND BUILDINGS      EQUIPMENT, ETC.
------------------             -----        -------------      ---------------
2000                         $ 3,960            3,058                902
2001                           2,818            2,333                485
2002                           2,478            2,234                244
2003                           1,351            1,294                 57
2004                           1,199            1,194                  5
Thereafter                     6,298            6,297                  1
                            $ 18,104         $ 16,410            $ 1,694

     Rent expense for the years ended November 1, 1997, November 7, 1998 and November 6, 1999 totaled $3,528,000, $4,414,000 and $4,580,000, respectively.

(b) CONSULTING AND EMPLOYMENT AGREEMENTS

The Company has an employment agreement with one officer which has an initial term that expires in 2001 which provides for annual base compensation of $332,800. As disclosed in Note 15, in fiscal 1998, the Company negotiated the settlement of a consulting agreement with a former owner of the business of Siegel, which had an annual commitment of $500,000 and was renewable at the option of the former owner, for $500,000.

10. STOCKHOLDERS' EQUITY

(a) STOCK OPTIONS.

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

The Plan is administered by the Stock Option Committee (the "Committee") under the Plan. The per share exercise price for stock options may not be less than 100% of the fair market value of common stock on the date the option is granted (110% of the fair market value on the date of grant for incentive stock options if the optionee is more than a 10%-owner of the Company). The exercise price for unrelated SARs cannot be less than 100% of the common stock price on the date of grant. For related SARs, the exercise price cannot be less than 100% of the fair market value of common stock on the date of grant of the options. Options and SARs are immediately exercisable and may be granted for a term to be determined by the Committee of not more than ten years from the date of grant.

In January 1995, the Board of Directors adopted the Chic by H.I.S, Inc. 1995 Stock Option Plan for Non-Employee Directors (the "Formula Plan"), which permits the award of options to purchase an aggregate of up to 80,000 shares of common stock of the Company to certain non-employee directors. Awards under the Formula Plan are made pursuant to a formula that is set forth in the plan. The Formula Plan was approved by the shareholders in February 1995 and options to purchase 60,000 shares of common stock, at an exercise price of $9.875 per share, have been awarded to certain non-employee directors. The outstanding options became fully exercisable July 1995--six months after the date they were granted.

On December 9, 1995, the Stock Option Committee approved the replacement of outstanding options under the Stock Option Plan with new options. The new options have substantially the same terms as the replaced options except for the following:

  (i) The new options have an exercise price of $5.875 per share, reflecting the fair market value of a share of Company common stock on December 9, 1995; and

  (ii) the new options expire five years from the date of grant, i.e., December 8, 2000.

In May 1998, the Company granted 300,000 options to two directors, subject to availability, with the remainder to be issued subject to shareholder approval of an increase in the number of options authorized under the Stock Option Plan. Such approval was granted in February 1999. The options have an exercise price of $9.0625 and vest in equal annual installments over a three-year period commencing November 1, 1999.

A summary of activity for the Company's stock option plans is presented below:



                                                                  EXERCISE PRICE     WEIGHTED
                                                                    RANGE PER         AVERAGE
                                                  OPTION SHARES       SHARE            PRICE

Balance, November 2, 1996                                565,534        $4-5.875       $ 5.862
                                                         -------        --------       -------
Granted                                                   21,100           5.875         5.875
Exercised                                               (11,100)           5.875         5.875
Cancelled                                               (10,000)           5.875         5.875

Balance, November 1, 1997                                565,534        $4-5.875       $ 5.862
                                                         -------        --------       -------

Granted                                                  114,466           9.063         9.063
Exercised                                               (265,825)          5.875         5.875
Cancelled                                                 (6,150)          5.875         5.875
                                                         -------        --------       -------

Balance, November 7, 1998                                408,025       $4-9.063        $ 6.751
Granted                                                  205,534    2.625-9.063          8.437
Exercised                                                     --             --             --
Cancelled                                              (108,850)    2.625-5.875          5.726
                                                         -------        -------         -------

Balance, November 6, 1999                                504,709   $2.625-9.063        $ 7.659
                                                         =======    ===========        =======



                                                   Year ended
                                  Nov. 1, 1997    Nov. 7, 1998      Nov. 6, 1999
                                  ------------    ------------      ------------

Exercisable                          565,534          293,559           304,709
Available for future grants          114,466            --              303,316

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value-based method prescribed in SFAS No. 123. The Company estimates the fair value of each option at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ending November 1, 1997, November 7, 1998 and November 6, 1999, respectively: no dividends paid, for all years; expected volatility of 20%, 20% and 45.8%; risk-free interest rates of 5.56%, 6.14% and 5.43%; and expected lives of five years. The weighted-average fair value of options granted in fiscal 1997, 1998 and 1999 was $1.87, $2.14 and $0.22 per option. As of November 6, 1999, the weighted-average contractual life of the options was 2.7 years.

Under the accounting provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced on a pro forma basis as follows:


                                                   Year ended
                                                   ----------

(IN THOUSANDS)                    Nov. 1, 1997   Nov. 7, 1998   Nov. 6, 1999
--------------                    ------------   ------------   ------------

Net income (loss):
     As reported                      $ 10,465     $ (27,851)    $ (13,043)
     Pro forma                          10,440       (27,902)      (13,087)
Earnings (loss) per share:
     As reported                         $1.07       $ (2.82)      $ (1.32)
     Pro forma                            1.07         (2.83)      $ (1.33)

(B)   STOCKHOLDER RIGHTS PLAN.

On February 28, 1997, the Board of Directors adopted a Stockholder Rights Plan ("Plan"). Under the Plan, the Board declared a dividend of one Right for each outstanding share of Common Stock of the Company to stockholders of record at the close of business on March 17, 1997. Each Right entitled the holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock, par value $1.00 per share, at a price of $30, subject to adjustment, with a value of twice the exercise price. The Rights would become exercisable only in the event that any person or group of affiliated or associated persons acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the Company's outstanding shares, or commenced a tender or exchange offer, which, if consummated, would result in that person or group of affiliated persons owning at least 20% of the Company's outstanding shares.

The Rights were redeemed at a price of $.01 per Right for stockholders of record at the close of business on April 9, 1998.

11. GEOGRAPHIC INFORMATION

The Company operates primarily in two reportable geographical areas.

Geographic information was:


                                                   Year ended
                                                   ----------
(In Thousands)                          Nov. 1, 1997      Nov. 7, 1998    Nov. 6, 1999
--------------                          ------------      ------------    ------------

Net sales:
     United States                      $ 162,170        $ 149,486        $ 143,417
     Europe (primarily Germany)           112,618          104,356           94,566
                                        ---------        ---------        ---------
                                        $ 274,788        $ 253,842        $ 237,983

Income (loss) from operations:
     United States                      $ (19,227)       $ (31,913)       $  (8,161)
     Europe (primarily Germany)            11,994            9,336            6,666
                                        ---------        ---------        ---------
                                        $  (7,233)       $ (22,577)       $  (1,495)

Long-lived assets:
     United States                      $  66,336        $  53,117        $  50,233
     Mexico                                 4,098            7,846           14,984
                                        ---------        ---------        ---------
                                        $  70,434        $  60,963        $  65,237
                                        =========        =========        =========


     Substantially all of the Company's sales are to retailers throughout the United States and Europe. Sales to one major customer approximated 23.4%, 23.5% and 16.4% of total sales for the years ended November 1, 1997, November 7, 1998 and November 6, 1999, respectively. The receivables from the Company's major customers at November 7, 1998 and November 6, 1999 represent approximately 13.0% and 10.0%, respectively, of the total accounts receivable balance. The Company reviews a customer's credit history before extending credit and obtains credit insurance on certain account balances. An allowance for possible losses is established based upon factors surrounding the credit risk of specific customers, historical trends and other information.

12. LICENSING REVENUES

The Company has entered into licensing agreements providing for the use of its trademark, "CHIC" for three- or five-year terms. The Company generally receives royalty payments of 5% of net sales made by licensees, with guaranteed minimum payments payable in quarterly installments. Remaining annual minimum amounts are as follows:

        FISCAL YEAR ENDING               (IN THOUSANDS)
        ------------------               --------------

        2000                                  $ 920
        2001                                    723
        2002                                     91
                                             ------
                                             $1,734
                                             ======


13. RESTRUCTURING AND SPECIAL CHARGES

In second quarter of fiscal 1998, the Company announced its intention to continue to close additional manufacturing facilities in the United States. In connection therewith, the Company recorded restructuring and special charges of $24.1 million consisting of a write-down in the value of related property and equipment, the write-off of operating inefficiencies incurred during the shut-down period and the accrual of estimated costs of disposition. Substantially all costs associated with the restructurings were incurred prior to November 6, 1999. In fiscal 1999, the Company reversed $1.4 million of excess accrued restructuring costs through selling, general and administrative expenses. The plant closings resulted in the termination of approximately 1,300 employees. In addition, the downsizing associated with such plant closings may affect the accounting, disclosure and funding of the Company's pension benefit obligation.

14. GAIN ON SALE OF SUBSIDIARY STOCK

On January 27, 1997, the Company announced that it had retained a managing underwriter for a proposed initial public offering that would result in the sale by the Company of a significant minority interest in the Company's previously wholly-owned German subsidiary, h.i.s. sportswear AG ("Sportswear"), headquartered in Munich. In the second quarter of fiscal 1997, the Company announced that the initial public offering had been consummated, resulting in the sale of 2,120,000 shares of Sportswear, representing approximately 47.5% of the stock, at an offering price of DM 39 per share (approximately $22.61).

A gain of approximately $34.1 million was recognized on the transaction in accordance with Staff Accounting Bulletin 51. The net proceeds received by the Company of approximately $43.1 million were used to repay indebtedness and for general corporate purposes.

15. BUSINESS ACQUISITIONS

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

The acquisitions were accounted for as purchases and, accordingly, the results of their operations have been included in the Company's financial statements for the fiscal year 1999. The results of their operations would not have had a material impact on the Company's results of operations for fiscal 1998, and were not material in 1999, thus pro-formas have not been provided.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the executive officers of the Company:


         NAME                             OFFICE OR POSITIONS HELD

         Daniel Rubin.....................Co-Chairman of the Board and Chief Executive Officer
         Milan Danek......................Managing Director, European Operations
         Christine A. Hadjigeorge.........Treasurer; Chief Financial Officer and Secretary
         Roland L. Kimberlin..............President -- Manufacturing Operations


         Daniel Rubin is the Chief Executive Officer, Co-Chairman of the Board and has been a director since March 1998. Mr. Rubin has been a Managing Partner of LDR Equities, LLC, which engages in the management of real estate, textile and clothing businesses since 1996. He has also been a principal stockholder of Trimtex Company, a textile manufacturer and Gorden & Ferguson, a manufacturer of men's and children outerwear, since 1987. Mr. Rubin is also a director of Community State Bank.

         Milan Danek is the Managing Director, European Operations of the Company and was a director of the Company from 1993 until the Effective Date. Mr. Danek has worked over 26 years at the Company (during which time he has served as Managing Director of the Company's German subsidiary) and has approximately 32 years of industry experience. His previous industry experience includes three years at Levi Strauss in Germany, where he was the Marketing
Director at the time of his departure, and seven years with the exclusive distributor of Levi Strauss for southern Germany and Austria.

         Christine A. Hadjigeorge, age 37, has been the Chief Financial Officer and Treasurer of the Company since February 1997. Prior to joining the Company, Ms. Hadjigeorge was a partner at BDO Seidman, LLP, a public accounting firm, where she worked for over twelve years. Ms. Hadjigeorge is a graduate of the College of William & Mary and a certified public accountant in the state of New York.

         Roland L. Kimberlin has been a director of the Company since 1993. Mr. Kimberlin was a director of the Company from 1993 until the Effective Date and was elected again in June 1998. Mr. Kimberlin has served as an executive officer of the Company for more than nine years, most recently as Vice President and President -Manufacturing Operations. Prior to joining the Company in 1966, Mr. Kimberlin was employed by Ashland Oil and Refining Company, where he held a number of positions, including regional bulk plant manager.

         Officers are chosen by the Board of Directors annually or at such other time or times as the Board determines.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation awarded to, earned by or paid to the Chief Executive Officer, and the three other most highly compensated executive officers during the fiscal years ended November 6, 1999, November 7, 1998 and November 1, 1997 for services rendered in all capacities to the Company and its subsidiaries.


                         SUMMARY COMPENSATION TABLE (1)

                                                                                                         LONG-TERM
                                                                                                       COMPENSATION
                                                                                                       ------------
                                                                                                          NUMBER OF
                                                                                                         SECURITIES
                                                                       ANNUALCOMPENSATION                UNDERLYING
                                                FISCAL YEAR                            OTHER ANNUAL        OPTIONS
NAME AND PRINCIPAL POSITION                          ENDED   SALARY ($)    BONUS ($)   COMPENSATION     GRANTED (#)
---------------------------                          -----   ----------    ---------   ------------     -----------

Daniel Rubin.......................................11/6/99     $307,500            0              0               0
         Co-Chairman of the Board and Chief        11/7/98      115,385            0              0         150,000
         Executive Officer(1)

Milan Danek........................................11/6/99     $516,532     $122,199              0               0
         Managing Director, European Operations    11/7/98     $434,866       89,222              0               0
                                                   11/1/97      418,007       40,000              0               0

Christine A. Hadjigeorge...........................11/6/99     $137,500      $15,000              0           2,000
         Chief Financial Officer                   11/7/98      137,020       15,000              0               0
         Treasurer, Secretary(2)                   11/1/97       86,539       16,000              0           8,000

Roland L. Kimberlin................................11/6/99     $369,402            0              0               0
         President -- Manufacturing Operations     11/7/98      360,965       15,000              0               0
                                                   11/1/97      360,965       40,000              0               0


(1) Mr. Rubin was elected Co-Chairman of the Board of Directors and Chief Executive Officer on May 14, 1998. Annual base compensation in fiscal 1998, $240,000.

(2) Ms. Hadjigeorge's employment as Chief Financial Officer commenced February 24, 1997 at an annual base compensation for fiscal 1997 of $125,000.


OPTION EXERCISES/VALUE OF UNEXERCISED OPTIONS

         The following table sets forth certain information concerning unexercised options to purchase Common Stock of the Company held at the end of fiscal year 1998 by the named executive officers and options exercised by the named executive officers during fiscal year 1999. No named executive officer has been awarded stock appreciation rights.

                       AGGREGATED OPTION EXERCISES IN LAST
                  FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


                                                                      NUMBER OF
                                                                SECURITIES UNDERLYING            VALUE OF UNEXERCISED
                            SHARES ACQUIRED    VALUE             UNEXERCISED STOCK                IN-THE-MONEY STOCK
NAME                        ON EXERCISE (#)    REALIZED($)      OPTIONS AT FY-END (#)           OPTIONS AT FY-END ($)(1)
----                        ---------------    -----------      ---------------------           ------------------------
                                                               EXERCISABLE   UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
                                                             --------------  -------------     -----------   -------------



Daniel Rubin...................0                  0              50,000          100,000          (1)               (1)
Milan Danek....................0                  0                   0                0          --                --
Christine A. Hadjigeorge.......0                  0              10,000                0          (2)               --
Roland L. Kimberlin............0                  0              30,000                0          (3)               --
--------


(1) Based upon the closing sale price of the Common Stock on January 31, 2000 ($.50) on the New York Stock Exchange and the option exercise price ($9.0625) such options were out of the money on January 31, 2000.

(2) Based upon the closing price of the Common Stock on January 31, 2000 ($.50) on the New York Stock Exchange and the option exercise price (8,000 options at $5.875 and 2,000 at $2.625). Such options were out of the money on January 31, 2000.

(3) Based upon the closing sale price of the Common Stock on January 31, 2000 ($.50) on the New York Stock Exchange and the option exercise price ($5.875) such options were out of the money on January 31, 2000.


OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth information regarding grants of stock options by the Company during fiscal year 1999 to the named executive officers.


                                                    % OF TOTAL
                                                   OPTIONS/SARS
                                   NUMBER OF         GRANTED TO                            POTENTIAL REALIZABLE VALUE
                                  SECURITIES          EMPLOYEES                              AT ASSUMED ANNUAL RATES
                                  UNDERLYING      IN YEAR ENDED        EXERCISE OR BASE   OF STOCK PRICE APPRECIATION
NAME                            OPTIONS/SARS   NOVEMBER 6, 1999        PRICE ($/SH)            FOR OPTION TERM(1)
----                            ------------   ----------------        ------------            ------------------
                                                                                               5%            10%
                                                                                               --            ---
Daniel Rubin..............................--                --                --               --            --
Milan Danek...............................--                --                --               --            --
Christine A. Hadjigeorge...............2,000               10%            $2.625           $1,450        $3,205
Roland Kimberlin..........................--                --                --               --            --

(1) These amounts represent hypothetical gains that could be achieved for the options if they are executed at the end of their terms. The assumed 5% and 10% rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission. They do not represent the Company's estimate or projection of future prices of the Common Stock.

PENSION PLAN

         The following table sets forth the approximate annual benefits payable upon retirement at age 65 (and upon at least five years of service) under the Pension Plan for Eligible Employees of Henry I. Siegel Co. (the "Pension Plan") as a life annuity, based on the average annual salaries and years of service indicated.



                               PENSION PLAN TABLE
                                YEARS OF SERVICE
                                ----------------

                  AVERAGE ANNUAL
                  COMPENSATION                     15            20           25           30           35
                  --------------                   --            --           --           --           --

                  $ 10,000.....................$1,407        $1,678        $1,770        $1,864      $1,956
                    50,000......................1,647         1,917         2,010         2,103       2,196
                   100,000......................1,647         1,917         2,010         2,103       2,196
                   200,000......................1,647         1,917         2,010         2,103       2,196
                   300,000......................1,647         1,917         2,010         2,103       2,196

         Compensation used to determine benefits generally includes a participant's total earned income, wages, salaries and other amounts received for services rendered to the Company or an affiliate, excluding certain specified items such as Company contributions to a deferred compensation plan and amounts realized in connection with stock options or restricted stock. Annual compensation taken into account under the Pension Plan is limited to $14,000. Benefits are computed on a single life annuity basis and are not subject to any offset for social security. With respect to the following individuals named in the Summary Compensation Table, the annual current covered compensation under the plan is $14,000, which is substantially less than the amount set forth under "Salary" in the Summary Compensation Table, and the estimated current credited years of service are as follows:

           Mr. Danek..................................23 years
           Mr. Kimberlin..............................30 years

         Effective January 1, 1997, the Company adopted a resolution to suspend the Pension Plan whereby no individual who was not a participant as of May 20, 1997 would become a participant and no additional benefits would accrue after such date.

CERTAIN DEATH BENEFITS

         Upon recommendation of the Compensation Committee, in the first quarter of fiscal 1994 the Board of Directors authorized the Company to pay $2 million to the estate of Roland Kimberlin, and $1 million to the estate of Milan Danek upon the death of Mr. Kimberlin or Mr. Danek, respectively, if (i) such executive is an employee of the Company at the time of his death or (ii) retires in good standing from the Company no earlier than the date on which such executive reaches the age of 65 and (iii) if the Company at the time of the death of such executive is the owner and beneficiary of insurance on his life in the principal amount to be paid. In March, 1997, the death benefit payable to the estate of Milan Danek was increased to $2 million. The Company is authorized, but not required, to maintain life insurance policies on the lives of these executives naming the Company as beneficiary to support this obligation, substantially all of which policies the Company currently has in effect and the proceeds of which policies the Company would intend to pay to the appropriate executive's estate upon his death.

EMPLOYMENT AGREEMENTS

         The Company entered into an employment agreement with Roland L. Kimberlin, effective as of March 15, 1996, as amended on March 17, 1997 and February 20, 1998. In March 1998, Mr. Kimberlin agreed to rescind the February 20, 1998 amendment to his employment agreement and enter into a new amendment to his employment agreements (the "Executive Employment Agreement"). The following is a summary of the material terms of the Executive Employment Agreement, as amended. The Executive Employment Agreement has an initial term of five years and provides that upon the expiration of the initial term, the initial term will be extended automatically for successive one-year periods unless either party gives at least 90 days' written notice of his or its intent not to allow such extension to become effective. The Executive Employment Agreement provides for an annual salary to Kimberlin of $341,276, which may be increased on each February 1 during the term of the Executive Employment Agreement, at the discretion of the Board of Directors of the Company. The Executive Employment Agreement permits the Company to terminate the employee's employment for cause (as defined therein) or if the employee becomes permanently and seriously disabled. If the employee is terminated without cause, such employee would be entitled to receive a lump sum payment equal to 18 months base salary as severance. In the event that during the term of the Executive Employment Agreement the employee becomes permanently disabled, either physically or mentally, resulting in an absence from the office for periods aggregating 120 business days during any 12 month period, the Company shall pay such employee a monthly benefit (the "Disability Benefit") following the employee's termination of employment on account of such disability. The Disability Benefit payable shall be 100% of the employee's monthly salary for the first 24 months of the employee's disability and 50% of the employee's monthly salary thereafter for the remainder, of the employee's lifetime. The Disability Benefit shall be reduced (but not below zero), however, by an amount equal to the sum of (a) any other disability payments received by the employee from the Company, its subsidiary, Henry I. Siegel Company, or any insurance policy of these entities,
(b) two thirds of any earned income received by the employee for full-time executive employment with any entity commencing after the payment of a Disability Benefit begins, and (c) any amount for which the employee is eligible because of his disability under Federal social security laws or, prior to age 65, under any Company or Henry I. Siegel Company sponsored retirement plan. The Executive Employment Agreement also contains a covenant not to compete, whereby the employee agrees that during the term of the agreement, and for up to one year following the employee's termination of employment, the employee will not, under certain circumstances, among other things, engage in a business that is materially competitive with any material business operated by the Company on the effective date of the agreement.


MANAGEMENT AGREEMENT

         The Company's German subsidiary has entered into a management agreement with Milan Danek effective as of January 13, 1997, as amended (the "Management Agreement"). The Management Agreement, which is subject to the laws of the Federal Republic of Germany, has an initial term of five years and provides that upon the expiration of the initial term, the initial term will be extended automatically for successive one-year periods unless either party gives at least six months' written notice of his or its intent not to allow such extension to become effective. The Management Agreement provides for an annual salary to Mr. Danek in the amount of DM 696,000 (approximately $370,000 based on the exchange rate for the deutsche mark on November 6, 1999), which may be increased from time to time at the discretion of the Supervisory Board of the Company's German subsidiary (the "Supervisory Board"). Mr. Danek is also entitled to a Disability Benefit under the same circumstances and on the same terms as those of Mr. Kimberlin. In addition, Mr. Danek may receive an additional bonus at the sole discretion of the Supervisory Board. The Management Agreement also contains a covenant not to compete, whereby Mr. Danek agrees that during the term of the Management Agreement, and for up to one year following the expiration of the term, he will not compete with the Company.

COMPENSATION OF DIRECTORS

         Directors who are not officers of the Company receive an annual fee of $12,000 for serving on the Board of Directors. No annual fee is paid to any officer serving on the Board of Directors. In addition, all directors (including officers serving as Directors) receive a fee of $500 for each meeting of the Board of Directors or committee meeting attended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding each person known by the Company to own beneficially (as such term is defined in Rule 13d-3 under the Exchange Act) more than 5% of the outstanding Common Stock as of January 31, 2000. In accordance with the rules promulgated by the Securities and Exchange Commission, such ownership includes shares currently owned as well as shares which the named person has the right to acquire within 60 days, including, but not limited to, shares which the named person has the right to acquire through the exercise of any option, warrant or right, or through the conversion of a security.


                                                                             NUMBER OF SHARES
                                                                              OF COMMON STOCK
         NAME AND ADDRESS                                                      BENEFICIALLY          PERCENTAGE
         OF BENEFICIAL OWNER                                                       OWNED           OF COMMON STOCK
         -------------------                                                 ----------------      ---------------

  Arnold M. Amster(1).............................................................963,700                9.8%
         767 Fifth Avenue
         New York, NY 10153
  Cumberland Associates LLC(2)....................................................729,600                7.4
         1114 Avenue of the Americas
         New York, NY 10036
  Dimensional Fund Advisors Inc.(3)...............................................580,600                5.9
         1299 Ocean Avenue
         Santa Monica, California 90401
  Franklin Resources, Inc.(4) ....................................................964,100                9.8
         777 Mariners Island Blvd.
         San Mateo, California 94404


(1) Includes 42,500 shares of Common Stock held by Mr. Amster's spouse and 87,500 shares of Common Stock held by Mr. Amster's daughter. Also includes 25,000 shares of Common Stock held by the Amster Foundation, a private family foundation, controlled by Mr. Amster. Also includes 148,900 shares of Common Stock held by Amster & Co., an investment limited partnership of which Mr. Amster is the Senior Managing Partner. Also includes 465,300 shares of Common Stock held by Flex Holding Corp., a private investment company of which Mr. Amster is the Chairman of the Board. Mr. Amster disclaims beneficial ownership to the foregoing shares of Common Stock. Excludes 558,000 shares of Common Stock held by the Amster Family Trust, an irrevocable trust for the benefit of Mr. Amster's daughter, over which Mr.
         Amster disclaims beneficial ownership.

(2) Based solely on information obtained from a report on Schedule 13G filed with the Securities and Exchange Commission on February 12, 1999. Cumberland Associates LLC is engaged in the business of managing, on a discretionary basis, twelve securities accounts.

(3) Based solely on information obtained from a report on Schedule 13G filed with the Securities Exchange Commission on February 11, 1999. Cumberland Associates LLC is engaged in the business of managing, on a discretionary basis, twelve securities accounts.

(4) Based solely on information obtained from a report on Schedule 13G filed with the Securities and Exchange Commission on January 19, 2000. Includes securities beneficially owned by one or more open or closed-end investment companies or other managed accounts which are advised by direct or indirect investment advisory subsidiaries of Franklin Resources, Inc., of which Charles B. Johnson, Rupert H.
         Johnson, Jr. and Franklin Advisory Services LLC may be deemed to be beneficial owners.

                                  ------------

              To the knowledge of the Company, except as set forth above, no person beneficially owns more than 5% of the Common Stock.

         The following table sets forth beneficial and record ownership of the Company's Common Stock as of January 31, 2000 with respect to (i) each nominee for Director; (ii) each executive officer named in the Summary Compensation Table under "Executive Compensation"; and (iii) all nominees for Directors and executive officers as a group.

                                                                   NUMBER OF SHARES                 PERCENTAGE OF
                                                                    OF COMMON STOCK                  COMMON STOCK
         NAME OF BENEFICIAL OWNER                                 BENEFICIALLY OWNED              BENEFICIALLY OWNED
         ------------------------                                 ------------------              ------------------

  Arnold M. Amster....................................................963,700(a)                          9.8%
  Walter Berman.......................................................175,500(b)                          1.8
  Michael Conroy........................................................5,000                             *
  Herbert A. Denton...................................................244,900(c)                          2.5
  Christine A. Hadjigeorge............................................ 12,000(d)                          *
  Roland L. Kimberlin.................................................112,385(e)                          1.1
  Mark Metzger........................................................205,299                             2.1
  Daniel Rubin........................................................340,000(f)                          3.4
  All Directors, Nominees and executive officers as
     a group (8 persons)...............................................2,058,784                         20.5


 (a)     See footnote (1) in the table above.

 (b)     Includes 45,000 shares of Common Stock owned by Mr. Berman's spouse.

 (c) Includes 80,000 shares owned by Providence Investors, LLC over which Mr. Denton exercises shared voting and investment powers.

 (d) Includes 10,000 shares of Common Stock that Ms. Hadjigeorge has the right to acquire pursuant to outstanding stock options.

 (e) Includes 30,000 shares of Common Stock that Mr. Kimberlin has the right to acquire pursuant to outstanding stock options.

 (f) Includes 80,000 shares owned by Mr. Rubin's father over which Mr. Rubin has shared voting power.

  * Represents less than one percent of the issued and outstanding shares of Common Stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONSULTING ARRANGEMENTS

         In May 1998, the Company entered into a consulting agreement with South Beach Consulting Co., which is owned by Mr. Peter Brown, a former director of the Company. Pursuant to the consulting agreement, the Company agreed to pay South Beach Co. an annual fee of $120,000. This agreement was terminated in January 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The schedule and report of independent certified public accountants thereon, listed on the Index to Financial Statement Schedules attached hereto.

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

          3.2 By-laws of the Company. (Incorporated herein by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 No. 33-56270).

          4.1 Loan Agreement, dated as of May 1, 1990, between the Industrial Development Board of the County of Carroll (the "ID Board") and Henry I. Siegel Company, Inc. ("Siegel"). (Incorporated herein by reference to Exhibit 4.12 to the Company's RegistrationStatement on Form S-1 No. 33-56270).

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

          13.1 Annual Report to Stockholders of the Company for the fiscal year ended November 6, 1999 (including attachment thereto).

          21.1      Subsidiaries  of  the  Company.   (Incorporated   herein  by
                    reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 5, 1994).

          27        Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on February 2, 2000.

                                          CHIC BY H.I.S, INC.

                                          By /s/ Daniel Rubin
                                             ------------------------
                                               (Daniel Rubin)
                                         Co-Chairman of the Board and
                                            Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                      CAPACITY                         DATE
---------                      --------                         ----

/s/ Daniel Rubin               Co-Chairman of the Board,        February 2, 2000
------------------------       Chief Executive Officer
(Daniel Rubin)                    and Director
                               (Principal Executive Officer)

/s/ Arnold Amster              Co-Chairman of the Board,        February 2, 2000
------------------------       Director
(Arnold Amster)

/s/ Christine A. Hadjigeorge   Chief Financial Officer          February 2, 2000
----------------------------   Secretary and Treasurer
(Christine A. Hadjigeorge)     (Principal Financial Officer)

/s/ Walter Berman              Director                         February 2, 2000
------------------------
( Walter Berman)

/s/ Michael Conroy             Director                         February 2, 2000
------------------------
(Michael Conroy)

/s/ Herbert Denton             Director                         February 2, 2000
------------------------
(Herbert Denton)

/s/ Roland L. Kimberlin        Director                         February 2, 2000
------------------------
(Roland L. Kimberlin)

/s/ Mark Metzger               Director                         February 2, 2000
------------------------
(Mark Metzger)

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of
Chic by H.I.S., Inc. and Subsidiaries


The audits referred to in our report dated January 12, 2000, relating to the consolidated financial statements of Chic by H.I.S., Inc. and Subsidiaries which contains a going concern explanatory paragraph, which is referred to in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York
January 12, 2000

                               CHIC BY H.I.S, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

YEAR ENDED
NOVEMBER 1, 1997
COLUMN A                            COLUMN B            COLUMN C            COLUMN D           COLUMN E
--------                            --------            --------            --------           --------

                                   BALANCE AT                                                 BALANCE
                                   BEGINNING OF                                               AT END OF
DESCRIPTION                         PERIOD             ADDITIONS          DEDUCTIONS          PERIOD
-----------                         ------             ---------          ----------          ------

RESERVE FOR
  UNCOLLECTIBLE ACCOUNTS
  AND RETURNS AND
  ALLOWANCES                           $125                 $65                 $0              $190
                                 ============        ===========        =============        ===========



YEAR ENDED
NOVEMBER 7, 1998
COLUMN A                            COLUMN B            COLUMN C           COLUMN D            COLUMN E
--------                            --------            --------           --------            --------

                                   BALANCE AT                                                 BALANCE
                                   BEGINNING OF                                             AT END OF
DESCRIPTION                        PERIOD              ADDITIONS          DEDUCTIONS          PERIOD
-----------                        ------              ---------          ----------          ------
-

RESERVE FOR
  UNCOLLECTIBLE ACCOUNTS
  AND RETURNS AND
  ALLOWANCES                          $190                 $47                  $0             $237
                                =============        ===========        =============        ===========

YEAR ENDED
NOVEMBER 6, 1999
COLUMN A                            COLUMN B            COLUMN C           COLUMN D            COLUMN E
--------                            --------            --------           --------            --------

                                   BALANCE AT                                                 BALANCE
                                   BEGINNING OF                                             AT END OF
DESCRIPTION                        PERIOD              ADDITIONS          DEDUCTIONS          PERIOD
-----------                        ------              ---------          ----------          ------
-

RESERVE FOR
  UNCOLLECTIBLE ACCOUNTS
  AND RETURNS AND
  ALLOWANCES                          $237                  $0                 $21             $216
                                =============        ===========        =============      ===========