Form 10-Q
period 2000-02-05
CHIC BY H I S INC
filed 2000-06-27
CIK 895519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended February 5, 2000
                           Commission File No. 1-11722


                              DURANGO APPAREL INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                           13-3494627
-------------------------------------------------------------------------------
(State of Incorporation)                               (I.R.S. Employer
                                                      Identification No.)

1372 Broadway, New York, New York                            10018
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


       (212) 302-6400
-------------------------------
Registrant's telephone number,
including area code

                               Chic By H.I.S, Inc.
-------------------------------------------------------------------------------

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                              Yes   X        No
                                                                  ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




                                                                  Shares
    Date                          Class                        Outstanding
-------------          ----------------------------            -----------
May 26, 2000           Common Stock, $.01 Par Value             9,870,793

                              DURANGO APPAREL INC.

                                      INDEX
                              --------------------


                                                                        Page


Part I.  Financial Information

         Item 1:  Financial Statements (unaudited, except as noted):

                  Consolidated Balance Sheets at
                     February 5, 2000 and November 6, 1999 (audited)     3

                  Consolidated Statements of Operations
                     for the thirteen weeks ended February 5,
                     2000 and February 6, 1999                           4

                  Consolidated Statements of Cash Flows
                     for the thirteen weeks ended February 5,
                     2000 and February 6, 1999                           5

                  Consolidated Statements of Stockholders'
                     Equity for the thirteen weeks ended
                     February 5, 2000 and February 6, 1999               6

                  Notes to Consolidated Financial Statements            7-8

         Item 2:  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         9-12

         Item 3:  Quantitative and Qualitative Disclosures About
                  Market Risk                                            13

Part II. Other Information

         Item 5:  Special Note Regarding Forward-Looking Statements    14-15

         Item 6:  Exhibits and Reports on Form 8-K                      16

                  Signature Page                                        17

                      DURANGO APPAREL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                           Feb. 5, 2000       Nov. 6, 1999
(In Thousands))                                                             (Unaudited)         (Audited)
----------------------------------------------------------------------------------------------------------
Assets
    Current:
          Cash and cash equivalents                                          $  1,177            $ 2,079
          Accounts receivable - net of reserve for possible losses             26,619             35,115
          Inventories                                                          43,181             58,488
          Deferred income taxes                                                 3,665              3,592
          Prepaid expenses and other current assets                             6,905              3,199
---------------------------------------------------------------------------------------------------------
                Total Current Assets                                           81,547             102,473
---------------------------------------------------------------------------------------------------------
     Property, Plant and Equipment, at cost less accumulated
          depreciation and amortization                                        61,584             62,694
     Deferred income taxes                                                      4,557              4,557
     Other Assets                                                               2,160              2,543
---------------------------------------------------------------------------------------------------------
                                                                             $149,848           $172,267
---------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
     Current:
           Revolving bank loan                                               $ 21,853           $ 31,982
           Foreign bank debt                                                    9,600              5,337
           Current maturities of long-term debt                                22,015             22,488
           Obligations under capital leases                                       647                664
           Accounts payable                                                    15,328             18,066
           Accrued liabilities:
                Payroll, payroll taxes and commissions                          5,497              4,418
                Income taxes                                                      847                668
                Other                                                           3,600              2,947
---------------------------------------------------------------------------------------------------------
                      Total current liabilities                                79,387             86,570
---------------------------------------------------------------------------------------------------------
      Non-current:
           Long-term debt                                                      20,640             21,310
           Pension liability                                                   13,298             13,298
           Obligations under capital leases                                       948              1,046
---------------------------------------------------------------------------------------------------------
                     Total non-current liabilities                             34,886             35,654
---------------------------------------------------------------------------------------------------------
Minority interest                                                               6,378              6,536
---------------------------------------------------------------------------------------------------------
Stockholders' Equity
     Preferred stock,  $.01 par value - shares authorized 10,000,000; none
          issued                                                                    -                   -
     Common stock, $.01 value - 25,000,000 shares authorized;
          9,870,793 and 9,870,793 issued and outstanding                           98                 98
     Paid-in capital                                                          106,304            106,304
     Accumulated deficit                                                      (60,568)           (47,292)
     Cumulative foreign currency translation adjustment                        (3,339)            (2,305)
     Excess of additional pension liability over intangible pension asset     (13,298)           (13,298)
---------------------------------------------------------------------------------------------------------
                     Stockholders' Equity                                      29,197             43,507
---------------------------------------------------------------------------------------------------------
                                                                             $149,848           $172,267
---------------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.
                                                                                                       3


                      DURANGO APPAREL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Thirteen Weeks     Thirteen Weeks
                                                                     Ended February 5,  Ended February 6,
(In Thousands, Except Share and Per Share Amounts)                          2000               1999
---------------------------------------------------------------------------------------------------------
Net sales                                                                $ 44,983           $ 51,228
Cost of goods sold                                                         42,717             36,857
---------------------------------------------------------------------------------------------------------
     Gross profit                                                           2,266             14,371
Licensing revenues                                                            185                637
---------------------------------------------------------------------------------------------------------
                                                                            2,451             15,008
Selling, general and administrative expenses                               12,478             13,541
---------------------------------------------------------------------------------------------------------
     Operating income (loss)                                              (10,027)             1,467
Interest and finance costs                                                 (1,860)            (1,517)
---------------------------------------------------------------------------------------------------------
Loss before provision for income taxes and minority interest              (11,887)               (50)
Provision for income taxes                                                    937              1,200
---------------------------------------------------------------------------------------------------------
Loss before minority interest                                             (12,824)            (1,250)
Minority interest                                                             452                637
---------------------------------------------------------------------------------------------------------
Net loss                                                                 $(13,276)         $  (1,887)
---------------------------------------------------------------------------------------------------------

Net loss per common share:
     Basic                                                                 ($1.34)            ($ .19)
     Diluted                                                               ($1.34)            ($ .19)

Weighted average number of common shares and share equivalents outstanding
     Basic                                                              9,870,793         9,870,793
     Diluted                                                            9,870,793         9,870,793
--------------------------------------------------------------------------------------------------------

                                         See notes to consolidated financial statements.

                                                                                                  4



                      DURANGO APPAREL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                           Thirteen Weeks Emded
------------------------------------------------------------------------------------------------
                                                                         February 5, February 6,
(In Thousands)                                                               2000        1999
------------------------------------------------------------------------------------------------
Cash Flows from operating activities:
Net loss                                                                  ($13,276)    ($ 1,887)
------------------------------------------------------------------------------------------------
Adjustments  to reconcile  net loss to net cash  provided by (used in)
operating activities:
     Minority interest                                                         452          637
     Gain on sale of fixed assets                                               22            -
     Depreciation and amortization                                           1,148        1,036
     Deferred income taxes                                                     (73)        (958)
Decrease (increase) in:
     Accounts receivable                                                     8,496       (1,770)
     Inventories                                                            15,307      (11,662)
     Prepaid expenses and other current assets                              (3,706)      (2,096)
     Other assets                                                              383          369
Increase (decrease) in:
     Accounts payable                                                       (2,738)       3,081
     Accrued liabilities                                                     1,911          718
------------------------------------------------------------------------------------------------
          Total adjustments                                                 21,202      (10,645)
------------------------------------------------------------------------------------------------
          Net cash  provided by (used in) operating activities               7,926      (12,532)
------------------------------------------------------------------------------------------------
Cash Flows from investing activities:
 Purchase of property, plant and equipment                                    (242)      (1,550)
 Proceeds from sale of fixed assets                                             25          -
------------------------------------------------------------------------------------------------
          Net cash used in investing activities                               (217)      (1,550)
------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Net increase (decrease) in loans under revolving line of credit            (10,129)     10,276
Net increase in foreign bank debt                                            4,263       7,133
Increase in short-term notes payable                                            -        3,336
Repayment of long-term debt                                                 (1,080)     (1,190)
Dividend payment - minority interest                                          (172)        -
Short-swing profits                                                             -           29
Principal payments under capitalized lease obligations                        (115)       (184)
------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities               (7,233)     19,400
------------------------------------------------------------------------------------------------
          Increase in cash and cash equivalents                                476       5,318
------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                            (1,378)     (1,046)
Cash and Cash Equivalents, beginning of period                               2,079       3,623
Cash and Cash Equivalents, end of period                                    $1,177      $7,895
------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.


                      DURANGO APPAREL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                                                   Excess of
                                                                                                   Additional
                                                                                                    Pension
                                                                                                   Liability
                                                                                       Foreign        over
                                                                                      Currency     Intangible
                                                Common      Paid-In    Accumulated   Translation    Pension
(In Thousands)                       Total       Stock      Capital      Deficit     Adjustment      Asset
---------------------------------------------------------------------------------------------------------------
Balance, November 7, 1998             $59,471        $98     $106,275     ($34,249)      ($ 671)     ($11,982)
------------------------------------------------------------------------------------------------- -------------
Comprehensive loss:
     Net loss                          (1,887)          -            -      (1,887)          -             -
     Foreign currency translation
         adjustment                      (795)          -            -             -        (795)          -
---------------------------------------------------------------------------------------------------------------
Total comprehensive loss               (2,682)         -            -       (1,887)         (795)          -
---------------------------------------------------------------------------------------------------------------
Short-swing Section 16(b) profits          29          -           29             -            -           -
---------------------------------------------------------------------------------------------------------------
Balance, February 6, 1999             $56,818       $98      $106,304     ($36,136)      ($1,466)     ($11,982)
---------------------------------------------------------------------------------------------------------------


Balance, November 6, 1999             $43,507       $98     $106,304      ($47,292)      ($2,305)     ($13,298)
---------------------------------------------------------------------------------------------------------------
Comprehensive loss:
     Net loss                        (13,276)          -            -      (13,276)            -           -
     Foreign currency translation
       adjustment                     (1,034)          -            -                     (1,034)          -
---------------------------------------------------------------------------------------------------------------
Total comprehensive loss             (14,310)          -            -      (13,276)       (1,034)          -
---------------------------------------------------------------------------------------------------------------
Balance February 5,  2000            $29,197        $98     $106,304      ($60,568)      ($3,339)     ($13,298)
---------------------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

                      DURANGO APPAREL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


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

       The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in the independent certified public accountants report on the November 6, 1999 consolidated financial statements, recurring losses from operations and operating cash constraints raise doubt about the Company's ability to continue as a going concern. The Company also continues to be in default of the domestic credit agreement for which waivers have not been obtained.

       The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitable operations. As discussed in Note 4, the Company entered into an agreement with VF Corporation, the final phases of which should be completed by the end of July 2000. The proceeds, use of proceeds and the Company's ongoing operations are also discussed in Note 4. The Company continues to negotiate with its creditors to restructure its existing debt. There can be no assurances that the Company will be successful in these efforts.


2. Inventories

Inventories consist of the following:

(In Thousands)                February 5, 2000           November 6, 1999
-------------------------------------------------------------------------------

Raw Materials                      $ 5,939                     $ 6,535
Work-in-process                      9,668                      17,922
Finished Goods                      27,574                      34,031
-------------------------------------------------------------------------------

                                   $43,181                    $ 58,488



3. Recent Accounting Standards

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivative contracts at their fair values, as either assets or liabilities on the balance sheet. If certain

                     DURANGO APPAREL INC. AND SUBSIDIARIES


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

4. Subsequent Events

        On April 4, 2000 the Company sold the global trademark rights of the Company's CHIC brand name and the rights of the H.I.S brand name outside of Europe to VF Corporation ("VF") and in connection therewith, the Company changed its name from Chic By H.I.S, Inc. to Durango Apparel Inc. The net proceeds of approximately $9.8 million were used to reduce both the term and revolving bank loans. Concurrently, VF executed an Interim Licensing Agreement granting the Company the right to produce and sell certain branded "CORE" products, as defined through April 30, 2000 and certain branded "NON-CORE" products, as defined through June 30, 2000.

        In addition, the Company signed a letter of intent with VF to sell its majority share in H.I.S Sportswear AG. The sale is subject to satisfactory completion of due diligence by VF, regulatory approvals and the successful completion of a proposed tender offer that would result in VF owning more than 75% of the shares of H.I.S Sportswear AG.

        The Company also entered into a contract with VF providing for the Company to manufacture one million units of product by December 31, 2000 and an additional two million units of product upon the successful completion of the sale of the Company's majority share in H.I.S Sportswear AG.

        In May 2000, VF agreed to purchase approximately three hundred thousand units of branded "CORE" products valued at $2.4 million.

        The Company expects to continue as a contractor, manufacturing out of Mexico for VF, Levis, J.C. Penney's and others.

                      DURANGO APPAREL INC. AND SUBSIDIARIES

Item 2:   Management's discussion and
          analysis of financial condition
          and results of operations

GENERAL
-------

As a designer, manufacturer and marketer of moderately priced, basic style male and female denim jeans, casual pants and shorts, the Company believes that its products constitute basic apparel and, as such, generally do not depend upon impulse buying or high fashion trends. The Company distributes its products primarily through mass merchandisers, which constitute the Company's traditional channel of distribution.

       The following table sets forth selected operating data as a percentage of net sales for the periods indicated.

-------------------------------------------------------------------------------


                                                         Thirteen Weeks Ended
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                       February 5,   February 6,
                                                          2000          1999
--------------------------------------------------------------------------------
Net sales
     United States                                        56.9          51.1
     Europe                                               43.1          48.9
--------------------------------------------------------------------------------
     Consolidated                                        100.0         100.0
--------------------------------------------------------------------------------
Gross margin
     United States                                       (25.2)         12.1
     Europe                                               44.9          44.7
--------------------------------------------------------------------------------
     Consolidated                                          5.0          28.5
--------------------------------------------------------------------------------
Licensing revenues                                          .4           1.2
--------------------------------------------------------------------------------
Selling, general and administrative expenses              27.7          26.4
--------------------------------------------------------------------------------
Operating income (loss)                                  (22.3)          2.9
--------------------------------------------------------------------------------
Interest and finance costs                                (4.1)         (3.0)
--------------------------------------------------------------------------------
Loss before provision for income taxes and
   minority interest                                     (26.4)         (0.1)
--------------------------------------------------------------------------------
Provision for income taxes                                (2.1)         (2.3)
--------------------------------------------------------------------------------
Minority interest                                         (1.0)         (1.2)
--------------------------------------------------------------------------------
Net loss                                                 (29.5)         (3.6)
--------------------------------------------------------------------------------

                      DURANGO APPAREL INC. AND SUBSIDIARIES

The following discussion provides information and analysis of the results of operations of the Company for the thirteen weeks ended February 5, 2000 and February 6, 1999 and its liquidity and capital resources.

Thirteen Weeks ended February 5, 2000 (the "2000 First Quarter") compared to Thirteen Weeks ended February 6, 1999 (the "1999 First Quarter")

               Net Sales. Net sales for the 2000 First Quarter decreased $6.3 million, or 12.2%, from $51.2 million for the 1999 First Quarter to $45.0 million. United States sales decreased $.6 million from $26.2 million for the 1999 First quarter to $25.6 million. As of February 5, 2000, the Company had a total backlog of confirmed domestic purchase orders of $43.1 million, a decrease of 40.6% compared to $72.5 million as of February 6, 1999. In the 2000 First Quarter, European sales decreased by 4.7 million deutsche marks, or 11.2%, to
37.4 million deutsche marks. When converted using the prevailing currency exchange rate, the European sales translated into a decrease of $5.7 million, or 22.6%, to $19.4 million for the 2000 First Quarter due to weak German consumer demand. As of February 5, 2000, the Company had a total backlog of confirmed European purchase orders of 52.2 million deutsche marks, a decrease of 3.0% compared to 53.8 million deutsche marks as of February 6, 1999. The confirmed European backlog, when converted into U.S. currency at the then prevailing rate, was $26.2 million, a decrease of 15.8% compared to $31.1 million on February 6, 1999.

               Gross Profit. Gross profit for the 2000 First Quarter decreased $12.1 million, or 84.2%, from $14.4 million in the 1999 First Quarter to $2.3 million. United States 2000 First Quarter gross profit decreased $9.6 million to a gross loss of $6.5 million compared to 1999 First Quarter gross profit of $3.1 million. The decrease in gross profit in the United States resulted from decreased sales, production at less than full capacity and sales of inventory at selling prices below cost. In addition, the Company provided for future losses on inventory sales. European gross profit decreased $2.5 million due to lower sales volume, but the gross margin percentage increased to 44.9% compared to 1999 First Quarter gross margin of 44.7% due to a change in product mix.

               Licensing Revenues. Licensing revenues for 2000 First Quarter of $.2 million decreased $.4 million from $.6 million for the 1999 First Quarter due to the termination or elimination of licensing contracts.

               SG&A Expenses. Selling, general and administrative expenses decreased $1.1 million, or 7.8%, to $12.5 million for the 2000 First Quarter. The decrease was primarily due to Company's decreased sales and cost reduction efforts.

               Operating Income. Operating income for the 2000 First Quarter decreased $11.5 million from $1.5 million in the 1999 First Quarter to a operating loss of $10.0 million, primarily due to the decrease in sales and gross profit, offset by a reduction in selling, general and administrative expenses.

               Interest and Finance Costs. Interest and finance costs increased $.3 million or 22.6%, from $1.5 million for the 1999 First Quarter to $1.8 million for the 2000 First Quarter. The increase in interest cost was due to higher average interest rates for the period.

               Income Taxes. The provision for income taxes for the 2000 First Quarter was $.9 million as compared to $1.2 million for the 1999 First Quarter primarily as a result of the decrease in income.

                     DURANGE APPAREL INC. AND SUBSIDIARIES

Liquidity and Capital Resources

               The Company's principal capital requirements have been to fund working capital needs and capital expenditures. The Company has historically relied primarily on internally generated funds, trade credit, bank borrowings and other debt offerings to finance these needs.

                The  consolidated  financial  statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in the independent certified public accountants report on the November 6, 1999 consolidated financial statements, recurring losses from operations and operating cash constraints raise doubt about the Company's ability to continue as a going concern.

               The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitable operations.

               In the 2000 First Quarter, net cash of $7.9 million was provided by operations, as compared to $12.5 million used in operations in the 1999 First Quarter. The net cash provided by operations was primarily attributable the decrease in accounts receivables and inventories, which was offset by the net loss for the period. The decrease in accounts receivable resulted from collections and overall lower sales. The decrease in inventories resulted from the company's cash flow problems hindering adequate new purchases.

               Net cash used in investing activities was $.2 million in the 2000 First Quarter, as compared to $1.6 million used in investing activities in the 1999 First Quarter. Cash used in investing activities was primarily attributable to the purchase of equipment for the Mexico manufacturing Plants.

               Net cash used in financing activities was $7.2 million in the 2000 First Quarter, as compared to $19.4 million provided by financing activities in the 1999 First Quarter. The cash used in financing activities in the 2000 First Quarter was primarily attributable to a decrease in the Company's borrowings against its domestic credit facilities, offset by an increase in foreign bank debt.

               As of February 5, 2000, the Company had a $60 million domestic credit agreement providing a $40 million revolving line of credit and $20 million term loan, of which $41.0 million was outstanding. The Company was not in compliance with certain covenants of its domestic credit agreement for which waivers have not been obtained. Accordingly, the Company has classified the outstanding balance under the domestic credit agreement as current liabilities. The Company is pursuing negotiations to amend the existing credit facility or obtain alternative financing. There can be no assurance that the Company will be successful in its efforts to modify or replace its domestic credit facility. In addition, the Company had $23.6 million of IRBs outstanding at February 5, 2000.

               The Company also has foreign financing agreements with two banks providing term loans aggregating 2.3 million deutsche marks (approximately $1.2 million, based on the February 5, 2000

                     DURANGO APPAREL INC. AND SUBSIDIARIES

foreign currency exchange rate) and lines of credit aggregating 58 million deutsche marks (approximately $29.1 million, based on the February 5, 2000 foreign currency exchange rate). Approximately $8.5 million was outstanding against the foreign lines of credit as of February 5, 2000.

               On April 4, 2000 the Company sold the global trademark rights of the Company's CHIC brand name and the rights of the H.I.S brand name outside of Europe to VF Corporation ("VF") and in connection therewith the Company changed its name from Chic By H.I.S, Inc. to Durango Apparel Inc. The net proceeds of approximately $9.8 million were used to reduce both the term and revolving bank loans. Concurrently, VF executed an Interim Licensing Agreement granting the Company the right to produce and sell certain branded "CORE" products, as defined through April 30, 2000 and certain branded "NON-CORE" products, as defined through June 30, 2000.

               In addition, the Company signed a letter of intent with VF to sell its majority share in H.I.S Sportswear AG. The sale is subject to satisfactory completion of due diligence by VF, regulatory approvals and the successful completion of a proposed tender offer that would result in VF owning more than 75% of the shares of H.I.S Sportswear AG.

               The Company also entered into a contract with VF providing for the Company to manufacture one million units of product by December 31, 2000 and an additional two million units of product upon the successful completion of the sale of the Company's majority share in H.I.S Sportswear AG.

               In May 2000, VF agreed to purchase approximately three hundred thousand units of branded "CORE" products valued at $2.4 million.

               The Company expects to continue as a contractor, manufacturing out of Mexico for VF, Levis, J.C. Penney's and others.

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

                     DURANGO APPAREL INC. AND SUBSIDIARIES

Item 3:        Quantitative and Qualitative Disclosures About Market Risk

               The Company's primary market risks include fluctuations in interest rates, and exchange rate variability. A significant portion of the Company's debt relates to a revolver and term loan. As of February 5, 2000 the outstanding balance of the revolver was $22 million. Interest on the outstanding balance is charged at either the prime rate, plus .75% or the Eurodollar rate, plus 3.25% at the Company's option. As of February 5, 2000 the outstanding balance of the term loan was $19 million. Interest on the outstanding balance is charged the Eurodollar rate, plus 3.5%. Thus, the Company is subject to market risk in the form of fluctuations in interest rates. The Company does not trade in derivative financial instruments.

               The Company also conducts operations in various foreign countries, including Mexico, Canada, Germany, Austria, Switzerland, Czech
Republic, Poland, and Slovakia. For the quarter ended February 5, 2000, approximately 43% of the Company's revenues were earned outside of the U.S. and collected in local currency. In addition, operating expenses are paid in the corresponding local currency and is subject to increased risk for exchange rate fluctuations between such local currencies and the dollar. The Company does not conduct any hedging activities.

                      DURANGO APPAREL INC. AND SUBSIDIARIES

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

       Nature of Industry Dependence on Jeans. The apparel industry is highly competitive and characterized generally by ease of entry. Many of the Company's competitors are substantially larger and have greater financial, marketing and other resources than the Company. The Company's revenues are derived principally from sales of jeans products. Although the Company's products for the domestic market have historically been less sensitive to fashion trends than higher fashion lines, the apparel industry is subject to rapidly changing consumer preferences, which may have an adverse effect on the results of the Company's operations if the Company materially misjudges such preferences.

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

                     DURANGO APPAREL INC. AND SUBSIDIARIES

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

       Leverage and Financial Covenants. Although debt and equity transactions have improved the Company's operating and financial flexibility, the Company continues to have indebtedness that could adversely affect its ability to respond to changing business and economic conditions. At February 5, 2000, the Company had an aggregate of approximately $75.7 million of indebtedness (including capital leases) outstanding and the Company's stockholders' equity was approximately $29.2 million. The Company's credit agreements contain covenants that impose certain operating and financial restrictions on the Company. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, create liens, sell assets, engage in mergers or acquisitions and pay dividends. The Company has amended the terms of its domestic credit agreement to provide seasonal increases in its revolving credit facility and amend certain covenants with which the Company was not in compliance as of February 5, 2000.

Subsequent Events

        On April 4, 2000 the Company sold the global trademark rights of the Company's CHIC brand name and the rights of the H.I.S brand name outside of Europe to VF Corporation ("VF") and in connection therewith, the Company changed its name from Chic By H.I.S., Inc. to Durango Apparel, Inc. The net proceeds of approximately $9.8 million were used to reduce both the term and revolving bank loans. Concurrently, VF executed an Interim Licensing Agreement granting the Company the right to produce and sell certain branded "CORE" products, as defined through April 30, 2000 and certain branded "NON-CORE" products, as defined through June 30, 2000.

        In addition, the Company signed a letter of intent with VF to sell its majority share in H.I.S Sportswear AG. The sale is subject to satisfactory completion of due diligence by VF, regulatory approvals and the successful completion of a proposed tender offer that would result in VF owning more than 75% of the shares of H.I.S Sportswear AG.

        The Company also entered into a contract with VF providing for the Company to manufacture one million units of product by December 31, 2000 and an additional two million units of product upon the successful completion of the sale of the Company's majority share in H.I.S Sportswear AG.

        In May 2000, VF agreed to purchase approximately three hundred thousand units of branded "CORE" products valued at $2.4 million.

                     DURANGO APPAREL INC. AND SUBSIDIARIES


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

                 10.1 Asset Purchase Agreement dated as of April 4, 2000 Among Chic By H.I.S, Inc., Chic By H.I.S Licensing Corporation, Henry I. Siegel Company, Inc.
                         and VF Corporation

                 10.2 Contract for outside Purchase of Garment or C.M.T. Services dated April 4, 2000 between Chic By H.I.S, Inc. and VF Jeanswear, Inc.

          (b)    Reports on Form 8-K

                 None

                     DURANGO APPAREL INC. AND SUBSIDIARIES


SIGNATURE




       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                DURANGO APPAREL INC.


Dated:   May 26, 2000                      By: /s/ Daniel Rubin
                                               -----------------
                                               Daniel Rubin
                                               Chief Executive Officer





Dated: May 26, 2000                        By: /s/ Joe Ciccarone
                                               ------------------
                                               Joe Ciccarone
                                               Secretary